Form 10KSB40
period 1995-09-30
HARRELL INTERNATIONAL INC
filed 1996-11-21
CIK 45694

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB.

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:         Commission File No.:
September 30, 1995                                   0-2661

                          HARRELL INTERNATIONAL, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 13-1946181
     (State of Incorporation)                   (I.R.S. Employer Id. No.)

17218 Preston Road, Suite 3200, Dallas, TX  75252
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (214) 250-6370 Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, Par Value $.01
                                (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           (1)  YES   X     NO
                                    -----      -----
                           (2)  YES   X     NO
                                    -----      -----

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X]

    Issuer's revenues for its most recent fiscal year       $401,968
                                                        --------------------

       The aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of July 1, 1991, the last available quotation date: Approximately $95,099.

       The number of shares of the registrant's Class A, $.01 par value Common Stock outstanding as of June 7, 1996 was 976580.

                                     PART I

Item I. Description of Business

                                    HISTORY

       HARRELL INTERNATIONAL, INC. (the "Company") is a Delaware corporation which was originally incorporated in 1959 in Massachusetts under the name of Formula 409, Inc. In 1967, the Company's name was changed to The Harrell Corporation and in 1968 to Harrell International, Inc. The Company changed its state of incorporation from Massachusetts to Delaware in March, 1987. The Company originally manufactured and sold a multi-purpose household spray cleaner under the registered trademark "Formula 409." In 1970, the Company sold the rights to "Formula 409" to Clorox Corporation. During the period 1970 to 1983 the Company was primarily engaged in the business of acquiring and operating food and non-food brokers which represented the products of various unrelated manufacturers to either the U. S. Domestic Civilian Market or to the
U. S. Military Resale System. In 1983, the Company completed the divestiture of its consumer products brokerage businesses and entered a phase during which its revenues were derived primarily from the collection of receivables acquired in connection with such divestitures.

       Effective July 1, 1980, WHC and the Company entered into various agreements with Sarvis & Associates, Inc. ("SA"), an unrelated company in the same line of business, the effect of which was to allow WHC (thereafter renamed Sarvis-Harrell and Company, Inc. ["SH"]), to assume the rights to the operations of SA, including the right to represent the manufacturers then represented by SA for the period July 1, 1980, through September 30, 1983.

       On February 22, 1983, the Company and SH reached an agreement effective January 1, 1983, to sell all the operations and all the assets, subject to substantially all of the liabilities, of SH to Sarvis Incorporated ("Sarvis"), a wholly-owned subsidiary of SA, for $4.2 million. The $4.2 million purchase price was payable in the form of a promissory note (the "Sarvis Note") secured by all the assets sold to Sarvis, all the issued and outstanding stock of Sarvis, the guaranty of Sarvis & Associates, Inc., the parent of Sarvis, its parent, The Sarvis Group, and Richard S. Sarvis, the Chief Executive Officer of Sarvis, Sarvis & Associates, Inc. and The Sarvis Group, individually.

       In early 1985, despite the fact that on December 13, 1984, the Company settled by stipulation a dispute with the Internal Revenue Service relating to fiscal years 1971 through 1974, the IRS levied upon the accounts receivable of the Company and was about to levy upon its notes receivable. To prevent this, the Company filed a petition for relief pursuant to Chapter 11 of the Bankruptcy Code on April 25, 1985. After paying all of the secured and unsecured creditors of the Company as provided in the Company's Plan of Reorganization which was confirmed by the Bankruptcy Court in February, 1986,
the Company filed a Motion for Final Decree in September, 1987.   The Court
entered a Final Decree on September 9, 1988, pursuant to which the Company was discharged from the Chapter 11 proceeding and the jurisdiction of the Bankruptcy Court.

                  LIQUIDATION OF ASSETS, RECAPITALIZATION AND
                   SALE OF STOCK AND WARRANTS TO CLOVER, INC.

Background

       During fiscal 1988, the Company continued to attempt to develop a business as an international marketing agent for foreign-produced goods in the United States and for U. S. products abroad. However, because of these disappointing results and the high costs of continuing to operate the Company, the Board of Directors decided to explore the liquidation or reorganization of the Company. The Board empowered Wilson L. Harrell to explore these possibilities on behalf of the Company.

       During the fall of 1988, Mr. Harrell began the search for a possible merger candidate.

       During the period September, 1988 to August, 1989, the Company negotiated to the point of verbal understandings two separate transactions involving business combinations with the Company. Both transactions were conditioned upon a sale of the Company's note receivable from Sarvis Incorporated (the "Sarvis Note"). In each case the transaction was structured to provide an immediate cash return to the Company's stockholders, which return was dependent upon liquidation of the Sarvis Note. One transaction was terminated by the Company because of the failure of the other party to develop a business plan for the combined business which was acceptable to the Board of Directors. The other transaction was terminated by the other party, a United States subsidiary of a foreign corporation, because its foreign parent decided to liquidate its interests in the United States.

       In order to liquidate the assets of the Company to position the Company for liquidation or reorganization and to provide an immediate return to the Company's stockholders, Wilson L. Harrell, Chairman of the Board of the Company, began negotiations on behalf of the Company with Sarvis Incorporated in the fall of 1988 for discount of the Sarvis Note. As a result of such negotiations, the Company and Sarvis Incorporated entered into a Note Purchase Agreement dated as of August 15, 1989, pursuant to which the Company agreed to sell the Sarvis Note to Sarvis and Sarvis agreed to buy the Sarvis Note for $1,809,265 in cash less the amount of any principal payments made under the Sarvis Note from June 1, 1989, to closing ("Offsets"), plus interest thereon at prime from June 1, 1989, until the closing of the sale. The purchase and sale were conditioned on the following: (1) the receipt by the Company of the written opinion of Sheldrick, McGehee & Kohler, financial consultants, that the sale of the Sarvis Note to Sarvis for $1,809,265 less Offsets would be fair and reasonable to the stockholders of the Company in light of all the surrounding circumstances, (2) approval by Company's Board of Directors, (3) approval by holders of a majority of Company's outstanding Common Stock, (4) consummation of Sarvis' financing arrangements for purchase of the Sarvis Note, and (5) closing of the purchase by October 15, 1989.

       At a Special Meeting of the Stockholders held October 10, 1989, the stockholders approved the sale of the Sarvis Note to Sarvis on the terms set forth above and the discharge of the Company's obligations for retirement income and other benefits to Wilson L. Harrell pursuant to an Employment Agreement dated April, 1981, as amended, at an agreed value of $900,000. The sale of the Sarvis Note was consummated on October 11, 1989. The discharge of the Retirement Obligation was consummated on October 12, 1989, out of the proceeds of the sale of the Sarvis Note. In addition, a $2.00 per share dividend was paid October 31, 1989, to Company's stockholders of record October 10, 1989, out of the proceeds of the sale of the Sarvis Note.

       The balance of the proceeds of the sale of the Sarvis Note after discharge of the Retirement Obligation and payment of a $2.00 per share dividend (approximately $75,000) were invested in Government Securities as defined in the 1940 Act. At March 31, 1990, approximately ninety-four percent (94%) of the assets of the Company were invested in Government Securities and cash items.

       Following the sale of the Sarvis Note, the Company continued searching for a possible merger candidate. In early March, 1990, Wilson Harrell renewed discussions with Geoffrey G. Dart ("Dart"), an Australian businessman with whom the Company had negotiated to the point of a verbal understanding in September, 1988. In late April and early May, 1990, the individual members of the Board of Directors of the Company were formally advised by Wilson Harrell of the negotiations with Dart and each empowered Wilson Harrell to continue to negotiate with Dart. Wilson Harrell entered into an agreement in principle dated May 25, 1990, with Clover, Inc., a newly formed Delaware corporation owned by Victoria Berensen, a business associate of Dart, pursuant to which the Company agreed to enter into a definitive agreement on or before June 7, 1990, to sell to Clover, Inc., after a recapitalization described below, 217,690 shares of Class A Common Stock (the "Clover Class A Stock") and 217,690 shares of Class B Common Stock (the "Clover Class B Stock"), and to issue the warrants to purchase additional shares of Class A Common Stock described below (the "Warrants") to Clover, Inc. for $500,000 (the "Purchase Price").

       On June 11, 1990, a definitive Stock Purchase Agreement between the Company and Clover, Inc. ("Clover") was presented to the Company's Board of Directors, which unanimously approved the Stock Purchase Agreement. The Stock Purchase Agreement was executed by Wilson L. Harrell on behalf of the Company on June 12, 1990.

       The Company's Board of Directors declared a special dividend to be paid on September 5, 1990, to stockholders of record of the Company on June 29, 1990, contingent upon approval by the stockholders at the August 28, 1990, meeting of the Clover Transaction (the "Special Dividend"). The Special Dividend was to be in an amount equal to all the Company's cash and other assets immediately prior to consummation of the Clover Transaction in excess of its capital following the recapitalization less a reserve for all the Company's liabilities.

       On August 27, 1990, the Board of Directors of the Company unanimously consented to amend the Stock Purchase Agreement to reduce the portion of the $500,000 purchase price due at the closing of the transactions contemplated by the Stock Purchase Agreement (collectively, the "Clover Transaction") to $65,000 and to provide for payment of the balance due in installments of $185,000 and $250,000 on the 90th and 180th days following such closing, respectively.

Clover Transaction

       At the Annual Meeting of the Stockholders of the Company held August 28, 1990, the Company's Stockholders approved the Clover Transaction, the material elements of which were as follows:

              a. Recapitalization of Company, increasing the number of authorized shares from 2,000,000 to 10,000,000 (9,000,000
                     Class A and 1,000,000 Class B common shares, the rights, privileges and entitlements of holders of which are identical except that on all matters submitted to Company's stockholders for approval, the holders of Class B Common Stock are entitled in the aggregate to a vote equal to that of the aggregate outstanding shares of Class A Common Stock plus one additional vote); decreasing the par value of all common shares from $1.00 to $.01 per share; and designating currently outstanding shares of Company's Common Stock as Class A Common Stock.

              b. A sale of Common Stock and warrants to Clover, Inc. ("Clover") for $500,000 upon consummation of which Clover would own 33 1/3% of the issued and outstanding Class A Common Stock of the Company and 100% of the issued and outstanding Class B Common Stock of the Company (representing a 50% economic interest and 66 2/3% voting interest in the Company) and warrants to purchase additional shares of Class A Common Stock of the Company at prices ranging from $1.50 to $2.00 per share (which if exercised in full immediately following consummation of the sale would have given Clover an aggregate 75% economic interest and 85.7% voting interest in the Company).

              c. The delivery to Clover at the closing of the transaction of certain ancillary agreements including a Management Agreement pursuant to which Clover would manage the ongoing operations of the Company.

              d. Setting the size of the Company's Board of Directors at three (3) members pursuant to Article III Section 1 of the Company's bylaws.

              e.     Election of Geoffrey G. Dart, Wilson L. Harrell and Arthur
                     G. Linkletter as directors of the

                     Company.

              f. After consummation of the transaction, election of Geoffrey G. Dart as president and chief executive officer of the Company by the Company's three member Board of Directors.

       Following the Annual Meeting of the Stockholders, the Company's Certificate of Incorporation was amended to give effect to the recapitalization described above.

       The Clover Transaction, as amended, was consummated on August 28, 1990. On September 5, 1990, the Special Dividend of $1.1089 per share was paid to the Company's stockholders of record on June 29, 1990.

The purchase price due under the Stock Purchase Agreement between the Company and Clover, as amended, was due in three installments as follows: $65,000 at closing, $185,000 on November 26, 1990 (the "Second Installment"), and $250,000 on February 24, 1991 (the "Third Installment"). On November 26, 1990, the Company received a written request from Clover for a 30-day extension of time to pay the Second Installment. By resolution of the Company's Board of Directors, the due date of the Second Installment was extended to December 26, 1990. On December 17, 1990, Clover requested an additional extension of time to pay the Second Installment. No action was taken on this request by September 30, 1991.


                                   OPERATIONS


       At September 30, 1990, the Company's intention was to engage in the acquisition, development and management of real estate properties directly and through affiliates, including joint ventures and partnerships (in which its interests would be that of a general partner having substantial involvement or participation in management). The Company planned to focus its initial real estate activities upon purchase, development and management of condominiums, apartments and other residential properties located in the Southwestern and Southeastern United States but did not rule out the possibility of pursuing similar opportunities with respect to office buildings, shopping centers and other commercial real estate projects throughout the United States and abroad.

       The proposed activities of the Company discussed above were intended to be structured in such a way as to preclude the Company from being deemed to be an investment company for purposes of the Investment Company Act of 1940.

       In furtherance of the Company's intention at September 30, 1990, to acquire, develop and manage real estate projects, the Company has, since December, 1990, entered into the three separate transactions the Riviera Project, the Villa Martinique Project and the Athena Garden Project, discussed below. All such transactions included as a component the Company's entering into a joint venture agreement with another corporation and the acquisition by such joint venture of an interest in an existing apartment complex. After any necessary renovations, the apartment complexes were, and continue to be, operated by the joint ventures.

Riviera Project

       The Company entered into a joint venture agreement dated December 7, 1990, with Riviera Investors Corporation, a Texas Corporation ("RIC"), forming the "Riviera Joint Venture." RIC contributed $232,000 to the venture's capital. Although the Company contributed no cash to the venture, Clover, Inc., in exchange for good and valuable consideration, assigned to the venture its rights under that certain Contract of Sale dated October 20, 1990, by and between Clover, Inc. and the Estate of James Devereaux Stahlman.

       The venture exercised its rights under the Contract of Sale on December 7, 1990, and purchased a 37 unit apartment complex known as Riviera Apartments (the "Riviera Project") located in Dallas, Texas, for a purchase price of $222,000.

       Pursuant to the Riviera Joint Venture Agreement, the venture's distributable cash is to be distributed as follows:

       (1)  The first $32,480 to RIC;
       (2)  The second $32,480 to the Company;
       (3)  The balance, 50% to RIC and 50% to the Company.

       In February, 1991, RIC and the Company agreed to restructure the voting and profits interests of the Riviera Joint Venture whereby the Company's voting interest and its net profits interest in excess of $64,960 were both decreased from 50% to 40% in exchange for $11,600 from RIC.

       While RIC and the Company share equally the venture's management, the Company supervises its day-to-day operations. The Riviera Project is now operated by Hotel Management Group, a wholly owned subsidiary.

       See Item 12: "Certain Relationships and Related Transactions" below for a discussion of the ownership of RIC and certain options to purchase shares of the Company's Class A Common Stock issued in connection with this venture.

       See Page 11:  "Subsequent Events"

Villa Martinique Project

       The Company entered into a joint venture agreement dated July 15, 1991, with Villa Martinique Investors Corporation, a Texas corporation ("VMIC"), forming the "Villa Martinique Apartments Joint Venture." VMIC contributed $275,000 to the venture's capital and the Company contributed 80.714% of its rights in an agreement dated June 17, 1991, to purchase a 146 unit apartment complex (the "VM Project") known as the Villa Martinique Apartments located in Irving, Texas, from Home Savings of America, F.A. ("Home Savings"). The Company's remaining 19.286% interest in the contract was assigned to Wilson L. Harrell in consideration for his agreement to be a co-maker with VMIC of the purchase money promissory note discussed below. On August 13, 1991, the VM Project was acquired by the Villa Martinique Joint Venture and Wilson L. Harrell from Home Savings for a purchase price of $1,750,000, $255,000 in cash, less certain tax adjustments, and $1,495,000 in the form of the note described below. 80.714% of the VM Project is owned by the venture and 19.286% is owned by Wilson Harrell.

       Pursuant to the joint venture agreement, 87.6% and 12.4% of the joint venture's distributable cash, less reasonable reserves, are distributable to VMIC and the Company, respectively. The Company's 12.4% interest in the venture equates to a 10% interest in the VM Project. Although VMIC and the Company share equally the right to manage the venture, the Company supervises the venture's day-to-day operations. The VM Project is operated by Hotel Management Group.

       VMIC and Wilson L. Harrell are joint makers of a promissory note dated August 13, 1991, in the original principal amount of $1,495,000 payable to Home Savings. The note bears interest at annual rates of 7.5%, 8.5%, 10% and 10.5%, respectively, for the periods August 13, 1991, through August 31, 1992; September 1, 1992, through August 31, 1993; September 1, 1993, through August 31, 1994; and September 1, 1994, through September 1, 2001. The note is secured by the VM Project and an assignment of its leases and rents.

       On July 13, 1994, the Company, along with the other partners of Villa Martinique Apartments Joint Venture entered into a Compromise, Settlement and Release Agreement (the "Settlement") with Home Savings. The settlement settles claims by the venture against Home Savings as seller of the Villa Martinique Project for roof problems, which caused the complex to experience leaking and
ceiling failures rendering 15 units uninhabitable.   The Settlement calls for a
new roof being installed at the Villa Martinique Project, as well as an allowance for other minor repairs.

       Additionally, the partners negotiated a reduction in the interest rate on the Mortgage and an increase of $100,000 to the Mortgage, which amount has been used to make other improvements to the property.

See Item 12: "Certain Relationships and Related Transactions" below for a discussion of the ownership of VMIC and certain fees paid to related parties.

See Page 11:  "Subsequent Events"

Athena Gardens Project

       The Company entered into a joint venture agreement dated November 26, 1991, with Athena Gardens Investors Corporation, a Texas corporation ("AGIC"), forming the "Athena Gardens Joint Venture." AGIC contributed $235,500 to the venture's capital and the Company contributed its rights in an agreement dated October 9, 1991, to purchase a 72-unit apartment complex (the "AG Project") known as the Athena Gardens Apartments located in Athens, Texas, from Camarilla Development, Inc. for $600,000.

       Pursuant to the joint venture agreement between the Company and AGIC, 80% and 20% of the venture's distributable cash is distributed to AGIC and the Company, respectively. Although AGIC and the Company share equally the right to manage the venture, the Company supervises the venture's day-to-day operations. The AG Project is now managed by Hotel Management Group.

       The AG Project was purchased by the venture on December 4, 1991, for $600,000. The venture borrowed $420,000 of the purchase price from First State Bank (the "First State Loan"). The First State Loan is evidenced by a note bearing interest per annum at the Wall Street Journal prime rate plus two points, with maximum and minimum rates of 15% and 9% per annum, respectively, payable over 120 months, and secured by a first lien deed of trust on the AG Project and an assignment of rents and leases from the AG Project.

       See Item 12: "Certain Relationships and Related Transactions" below for a discussion of the ownership of AGIC and certain fees paid to related parties.

       See Page 11:  "Subsequent Events"


Clover Transaction Restructuring

       As of December 18, 1991, Clover had still not made either the Second or Third Installments of the Purchase Price and had no apparent ability to make such payments. Therefore, on December 23, 1991, the Company and Clover entered into a Restructuring Agreement on the following terms:

       1. Clover returned to the Company for cancellation all of the Clover Class B Stock, all of the Warrants, and 167,690 shares of the Clover Class A Stock.

       2. Clover retained 50,000 shares of the Clover Class A Stock in settlement of all issues relating to the default by Clover under the Stock Purchase Agreement dated June 12, 1990, as amended, and the agreements executed pursuant thereto, and in full satisfaction of all services performed on behalf of the Company by Geoffrey G. Dart through December 23, 1991.

       3. The following agreements between the Company and Clover were terminated without further liability to either party: (a) Stock Purchase Agreement dated June 12, 1990, and the August 27, 1990, amendment thereto; (b) Stock Pledge Agreement dated August 28, 1990; (c) Management Agreement dated August 28, 1990; and (d) Security Agreement dated August 28, 1990.

       4. Geoffrey G. Dart was to remain president and chief executive officer of the Company but no new management or employment agreement was entered into at that time.

       In light of Clover's failure to make the additional installments aggregating $435,000, and the Company's need for capital in order to pursue the business plan discussed above, the Company determined that it should seek a new capital partner. On December 23, 1991, the Company's Board of Directors authorized Wilson Harrell and Geoffrey Dart to actively seek such a partner.

Xenex Transaction

       On October 24, 1991, the Company borrowed $50,000 from Xenex International, Inc., a Florida corporation. The promissory note executed by the Company provided for interest at the rate of 10% per annum and originally was payable as to interest and principal on January 31, 1992. Geoffrey G. Dart, then the Company's President and one of its directors, and Wilson L. Harrell, a shareholder and director of the Company, guaranteed the loan's repayment. As an inducement for their guaranty, the Company entered into an Indemnification and Security Agreement, dated December 23, 1991, with Geoff Dart and Wilson Harrell wherein the Company agreed to indemnify Messrs. Dart and Harrell for any liability incurred by them pursuant to their guaranty and, in order to secure such indemnity, granted Messrs. Dart and Harrell a security interest in the Company's interest in that certain Joint Venture Agreement, dated July 15, 1991, between the Company and Villa Martinique Investors Corporation.

       The maturity date of the loan was extended at January 31, 1992, in connection with the agreement of the Company and Xenex to enter into Stock Purchase Agreement giving Xenex an option to acquire up to 80% of the Company's Class A Common Stock for $1,000,000. Pursuant to the Agreement the parties agreed that the forgiveness of the $50,000 loan from Xenex would be treated as a deposit toward Xenex's initial $150,000 investment in the Company which was due upon closing the transactions contemplated in the Stock Purchase Agreement.


       Due to delays caused by the need to prepare, at Xenex's request, appraisals of the properties owned by the various joint ventures, the Stock Purchase Agreement was not executed until May 28, 1992. Its terms provide as follows:

       1. Xenex's initial investment of $150,000 entitles Xenex to (i) 291,228 shares, or approximately 37.5% of the Company's then outstanding stock, and (ii) an option to acquire up to an additional 1,650,292 shares of the Company's Class A Common Stock for an aggregate purchase price of $850,000; and

       2. The Xenex option (i) is exercisable in whole or in part at any time prior to the first anniversary of the closing date, and (ii) is subject to adjustment to prevent dilution of Xenex's right to acquire 80% control of the Company as a result of the exercise of certain other options to acquire the Company's Common Stock.

       As part of the transaction with Xenex, Wilson L. Harrell, one of the Company's directors and holder of, directly or together with his wife, 164,570 shares of the Company's Class A Common Stock (33.9% of the then outstanding shares and 21.2% of the shares to be outstanding following the initial purchase by Xenex), agreed to deposit such shares in a one-year voting trust for the benefit of Xenex, which resulted in Xenex's control of approximately 59% of the total outstanding shares of the Company's Common Stock immediately following consummation of the transaction. Upon consummation of the transaction with Xenex, the number of directors of the Company was increased by two and Nasir Ashemimry and Joseph Vincent, both of whom are officers, directors and shareholders of Xenex, were elected to the Board.

       On February 6, 1993, the Company entered into Modification of Common Stock Warrant with Xenex International wherein the following was agreed:

       1.     The term of the Warrant was extended to June 30, 1995.

       2. Xenex agreed to loan $150,000 to the Company such loan to bear interest at the rate of 2% above Prime, with the Principal and all interest due on June 30, 1995. The Note was secured by the Company's interest in the real property owned by partnerships in which the Company was a partner and by the Company and by some of Class A Common Stock of the Company. The loan together with accrued interest was to be converted to stock at December 15, 1994. The Xenex Warrant expired on June 30, 1995, without Xenex purchasing additional shares in the Company.

Xenex/Businesship

       On December 15, 1994, an agreement was reached between the Company and Xenex, Inc. to convert the Xenex $216,932.80 loan to the Company, plus accumulated interest, into 472,396 shares of the Company's Common Stock, based on the option price of $.5151 per share as outlined in the Stock Purchase Agreement of May 28, 1992, as modified on February 16, 1993. The parties agreed that the transaction would close only after all regulatory delinquencies or deficiencies had been cured.

       On December 15, 1994, Agreement was reached between Businesship International, Inc. and its wholly owned subsidiary Xenex, Inc. to merge Xenex, Inc. into Businesship International, Inc. The effect was to transfer 291,228 shares of the Company's Common Stock from Xenex, Inc. to Businesship International, Inc.

       On December 15, 1994, the Board of Directors of Businesship International, Inc. resolved to declare a dividend of all the stock that it owned in Harrell International, Inc. to its stockholders of record as of
January 15, 1995.    Delivery of the stock certificates has been delayed
pending the resolution of all deficiencies in the Company's reporting obligations under the Securities Exchange Act of 1934.

       On January 31, 1996 Businesship International, Inc. Shareholders resolved not to issue the shares of the Company to the Shareholders of Businesship International, Inc. but for Businesship International, Inc. to remain as the holder of the shares in the Company.

       Effective as of September 1, 1996 the Company and BI interred into a Preferred Stock Purchase and Release of Debt Agreement (the "Modification Agreement") that modified and replaced the Debt Agreement. Under the terms of the Modification Agreement, the parties agreed that the Company would issue 243,331 shares of $1.00 par value preferred stock in exchange for a release of the Company's obligation to BI on the Xenex Loan.

       The preferred stock will be a new class of stock to be authorized for the Company. The preferred shares will be nonconvertible, nonvoting, noncumulative dividend, with dividends of 10% beginning October, 1996. The Company shall have the right, but not the obligation, to redeem the preferred shares at any time at par value. The preferred shares will not be registered under federal securities laws or the laws of any state.

       Closing of the Modification Agreement shall be within fifteen days after the later of obtaining all approvals necessary to issue the preferred shares or the Company curing all regulatory reporting deficiencies and delinquencies.

Resignation of Geoffrey G. Dart and Appointment of Successor Officers

       Effective March 31, 1992, Geoff Dart resigned as the Company's President and as a member of its board of directors to pursue opportunities with a Japanese concern. Upon receipt of Mr. Dart's resignation, the Company's board of directors appointed Wilson L. Harrell, also a director of the Company, as President and Chief Executive Officer, Norman Marks as Executive Vice President and Chief Operating Officer and Paul L. Barham as Vice President and Chief Financial Officer. The appointment of Messrs. Marks and Barham was in anticipation of the transaction described below with Hotel Management Group, Inc. The Company elected Paul L. Barham to the Company's Board to replace Mr. Dart, after the completion of the HMG transaction.

Hotel Management Group Transaction

       On August 18, 1992, the Company entered into an Agreement with Hotel Management Group, Inc., a Texas corporation ("HMG"), wherein the Company acquired one hundred percent (100%) of HMG's issued and outstanding shares in exchange for 200,000 shares of the Company's Class A Common Stock. Additionally, as a condition of closing the transaction:

              (i) the number of directors of the Company was increased by one, and Paul Barham was elected to fill the vacancy;

              (ii) HMG's Board of Directors was increased from two to five members and Nasir M. Ashemimry, Wilson L. Harrell and B. Joseph Vincent were elected thereto;

              (iii) as an inducement to become officers and employees of the Company, the Company paid each of Messrs. Marks and Barham a $12,500 signing bonus on account of $25,000 each, the balance to be paid within 180 days, and entered into three-year employment agreements with them providing for annual salaries of $75,000, automobile allowances, a health care package and plans for both incentive compensation and stock options; and

              (iv) HMG was granted a right to rescind the transaction in the event the Company did not receive at least $1,000,000 in working capital within the twelve (12) month period following the closing.

       On September 1, 1993, the Company completed the acquisition of Hotel Management Group, Inc. contemplated under the Stock Purchase Agreement dated July 30, 1992.

       1. The Company paid Messrs. Marks and Barham each $12,500 representing the remaining amounts due them under the Employment Agreements.

       2. 100,000 shares of the Company's Class A Common Stock were issued to Marks & Associates, Inc., and Barham Family Interests, Inc., both Texas corporations.

       3. Xenex International agreed to fund Harrell $25,000 over the following six months such funds to be used as necessary to supplement the salaries of Messrs. Marks & Barham such that they each received a salary at the rate of $50,000 per annum. Any deficiencies in the Marks and Barham salary accounts were to be accrued and paid when cash flow permits.

Apartment Management

       Effective November 2, 1992, the company dismissed the management company responsible for the management of the three apartment complexes in which the Company has an interest, due to poor performance.

       Hotel Management Group assumed the management of the Athena Gardens, Riviera and Villa Martinique apartments at that time.

       Hotel Management

       Effective January 1, 1994, Hotel Management Group, Inc. formed a wholly owned subsidiary, Hotel Management Group - California, Inc., to hold the management contract for the operations of the Biltmore Hotel and Suites in Santa Clara, California. Additionally, as part of a restructuring undertaken by the Owners of that hotel, the food and beverage operations at the property were leased to Hotel Management Group California Partners, L.P. a California Limited Partnership, of which Hotel Management Group - California, Inc. was the General Partner, and the limited partners were members of the Owner's family. Hotel Management Group - California, Inc ceased to be the General Partner of HMG California Partners L.P. on June 22, 1995 as part of further restructuring by the hotel's owner.


       HMG - California acquired the mange contract of the Rancho Santa Barbara Marriott in May 1995.

       The management contract on the Days Inn Pass Christian Mississippi was terminated in July 1995, as the property is to be purchased and demolished by the State of Mississippi for the expansion of the highway system. As compensation for the early termination of the management agreement, HMG Mississippi will receive a fee of $15,000 upon the sale of the hotel to the State Of Mississippi or in July 1996, whichever occurs first. Additionally, for the period July 1995 through July 1996, or the earlier sale of the property, HMG Mississippi will continue to perform marketing consulting services for the property.

Businesship International Acquisition of Xenex International

       In March, 1993, an agreement was reached between Xenex International and Businesship International for the sale of Xenex to Businesship. Businesship International is a private company involved in the business of education, communication and distributive services.

       Xenex International and Businesship International are majority owned by Mr. Nasir Ashemimry, a director of the Company.

       Under the terms of the sale agreement, Businesship purchased Xenex's rights, duties and obligations under the Xenex Transaction agreement with the Company.

Number of Employees

       At September 30, 1995, the company had 2 full time employees and no part time employees.


                               Subsequent Events

Sale of Riviera Apartments

       On August 5, 1996, the Riviera Apartments were sold to a Mr. Dallas Smith, an unrelated party, for the sum of $260,000. The net proceeds due to the original investors in RIC was approximately the same as their original investment, and therefore the sale resulted in no proceeds to the Company. The partners elected to sell the property due to its lack of past performance or potential future performance as an investment.

Sale of the Company's Interest in Athena Garden Apartments

       On August 20, 1996 the Company sold its 20% Interest in Athena Garden Apartments Joint Venture, to Messrs Irvin Atkins, Arthur Linkletter, and Wilson Harrell, who collectively represent 83.33% of Athena Gardens Investors Corporation the Company's joint venture partners in Athena Gardens Apartments Joint Venture, for the sum of $100,000.

       The sale was approved by the Board and the holders of a majority of the shares of the Company under authority of Section 6 of the Company's By Laws. The Company pursued the sale in order to enhance the Company's liquidity. The Company plans to pursue medium term hotel management contracts for Hotel Management Group, and its subsidiaries, and the liquidity may permit minority investments in such hotels.

Director Resignation

       Effective August 9, 1996 Mr. Nasir Ashemimry resigned as Chairman, Director and CEO of the Company to pursue other interests.


Sale of the Company's Interest in Villa Martinique Apartments

       The Company has negotiated to sell the Company's 10% interest in the Villa Martinique Apartments Joint Venture to the Villa Martinique Investors Corporation, the Company's joint venture partner in the apartment project, for the sum of $38,889, payable as to $29,020 in cash at closing with a note in the amount of $9,869 bearing interest at the prime rate, with principal and interest all due in 2 years.

       This transaction has been approved by the Company's Board, and is expected to close in November 1996. Similar to the Athena Gardens Apartments sale, the sale of the interest in Villa Martinique frees up funds for use by the Company in pursuing hotel transactions.

Memphis Airport Sheraton

       On October 17, 1996 the Company purchased a minority limited partnership interest in the Sheraton Four Points Hotel, located near the Memphis Airport in Memphis, Tennessee. At the same closing a subsidiary of the Company contracted with the new ownership to manage the hotel.

       In June of 1996 an unaffiliated company, LTS Group, Inc. entered into a contract to purchase the hotel for a purchase price of $9 million. Hotel Management Group, Inc. entered into an agreement with LTS Group, Inc. to study feasibility and prepare recommendations and budgets. Hotel Management Group, Inc. was paid at the closing $25,000 for these efforts. Costs to renovate the hotel are budgeted to be approximately $2.5 million, which together with closing costs and working capital for the hotel estimated at $1.2 million comprise the $12.65 million transaction. Of the $12.65 million, Lehman Brothers Holdings, Inc. loaned approximately $11.65 million and contributed equity of $700,000. LTS Group and others contributed equity of $200,000 and the Company contributed $100,000. The hotel is owned through limited partnerships with the Company owning a limited partnership interest equating to a 7% interest in the hotel, LTS Group, Inc., its affiliates and others 23%, and Lehman Brothers and its affiliates 70%. LTS Group, Inc., the Company and others comprise Texas Memphis Investors Limited, a Texas limited partnership. The Lender required as a condition of the loan to the partnership, that Paul L. Barham ("Barham") an Officer and Director of the Company, and Norman L. Marks ("Marks"), also an Officer and Director of the Company, individually guarantee certain nonrecourse provisions of the loan, guarantee certain environmental warranties regarding the hotel, and guarantee completion of the Renovations (collectively "Guaranties"). Texas Memphis Investors Limited offered Barham and Marks, or their assigns, in exchange for their Guaranties, each a limited partnership interest in Texas Memphis Investors Limited, which constitutes an interest in the Hotel of one percent (1%). The $11.65 million loan in connection with the purchase is for a three year term secured by a first lien mortgage on the hotel, and contains provisions for required payment to the loan of all net operating income of the hotel (after expenses, certain reserves and management fees), with a final additional payment of approximately $2 million.

       Also in connection with the transaction, a newly formed subsidiary of the Company, HMG-Tennessee, entered into a management agreement to manage the hotel and supervise the renovations. HMG- Tennessee and LTS Group, Inc. have agreed to share certain fees in connection with the management agreement. HMG-Tennessee will receive a net monthly management fee of $5000 per month for the first 8 months, with fees thereafter changing to be a net 8% of the net operating income of the hotel before debt service. In recent years, the hotel has had net operating income of approximately $1 million, although the Company believes that if the proposed renovations and management of the hotel is successful, net income may be able to be increased substantially.

Item 2.  Description of  Property.

       The Company maintains its administrative and executive offices in a commercial office building located at 17218 Preston Road, Suite 3200, Dallas, TX 75252. The lease for Suite 3200 was entered into by Hotel Management Group, Inc. In the opinion of management, the premises are suitable and adequate for the present requirements of the Company and ample comparable space is available on comparable terms in the market.


Item 3.  Legal Proceedings

       There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the period ended September 30, 1995.


Item 4.  Submission of Matters to a Vote of Security Holders.

       No matters were submitted to a vote of the Company's shareholders for the fiscal year ended September 30, 1995.

                                    PART II

Item 5.  Market for Common Equity and Related Security Holder Matters.

              (a) The following table shows the range of closing bid prices for the Company's Common Stock in the over-the-counter market for the fiscal quarters indicated, as reported by the National Quotation Bureau. The quotations represent limited or sporadic trading and, therefore, do not constitute an "established public trading market". The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commission and do not represent actual transactions.

                                          Fiscal 1994          Fiscal 1995
                                           Bid Prices           Bid Prices
                                          -----------          -----------
Fiscal Period                      High           Low           High  Low
-------------                      ----           ---           ----  ---


First Quarter                      NOT QUOTED           NOT QUOTED
Second Quarter                     NOT QUOTED           NOT QUOTED
Third Quarter                      NOT QUOTED           NOT QUOTED
Fourth Quarter                     NOT QUOTED           NOT QUOTED


       (b) As of September 30, 1995, there were 691 record holders of the Company's $.01 par value Class A Common Stock.

       (c) There have been no cash dividends paid on the Company's Common Stocks in fiscal years 1994, 1995 or any subsequent year. The Company has no present plans to pay further dividends.

Item 6.  Management's Discussion and Analysis or Plan of  Operation.

                             RESULTS OF OPERATIONS

A.     Revenues

              Revenues for the periods ended September 30, 1994 and 1995 were primarily produced from the Company's interest in Hotel Management Group.

       The Company anticipates the joint venture operations to produce some current income, although the primary return from the Company's investment is expected to be in the form of capital appreciation. Additionally, the Company anticipates income from Hotel Management Group to increase as the subsidiary secures more management and consulting assignments.

B.     Employee Compensation

       Employee compensation expense includes salaries for Messrs Barham and Marks as well as accounting staff of HMG.

C.     General and Administrative Expenses

       In 1994 and 1995 the Company incurred increased legal and professional fees associated with the Company's goal to be compliant with SEC and other reporting obligations.

Item 7. Financial Statements.

       (1) The following financial statements are filed as a part of this report:

       See the Index to Financial Statements on page F-1 immediately following page 23 of this report. All such financial statements, schedules and supplementary data are incorporated herein by this reference.

       (2) The following financial statement schedules are filed as part of this report:

       See the Index to Financial Statements on page F-1 immediately following page 23 of this report. All such financial statements, schedules and supplementary data are incorporated herein by this reference.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       The Company engaged Arthur Andersen, LLP, as its independent accountant on November 1, 1994, to succeed Price Waterhouse, which had audited the Company's financial statements for the fiscal years ended September 30, 1991 and 1992. There were no disagreements regarding matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Thus, pursuant to Item 304 of Regulation 8-KSB, and Rule 12b-2 under the Exchange Act, no further disclosure regarding the Company's change in accountants is necessary or provided herein.

       The Company engaged Jackson & Rhodes, P.C. as its independent accountant on May 31, 1996 to succeed Arthur Andersen which had audited the Company's financial statements for the fiscal years ended September 30, 1993 and 1994. There were no disagreements regarding matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Thus, pursuant to Item 304 of Regulation 8-KSB, and Rule 12b-2 under the Exchange Act, no further disclosure regarding the Company's change in accountants is necessary or provided herein.

                                    PART III

Item 9.  Directors,  Executive Officers, Promoters and Control Persons:
Compliance with Section 16 (a) of the Exchange Act.

       The following table provides certain information concerning each of the directors of Harrell International, Inc. (the "Company") as of September 30, 1995.

                                                                                Consecutive
                                         Principal Occupation                     Service
             Name                       for the Past 5 Years                       Since            Age
    ----------------------             -----------------------                  -----------         ---
    Nasir Ashemimry               Board of Directors, August, 1992;                  1992            48
                                  Chairman of Board, President, and CEO of
                                  Businesship International since 1991;
                                  President and CEO of Start Learning,
                                  Inc. since 1986.


    Paul L. Barham                CFO, Hotel Management Group since                  1992            42
                                  December, 1989; V. P. Finance, Savoy
                                  Resorts, March, 1986 to December, 1989.

                                  Current Position:  Chief Financial
                                  ----------------
                                  Officer of Harrell International.

    Norman L. Marks               President, Hotel Management Group                  1995            54
                                  Since December , 1989

                                  Current Position: Chief Operating Officer ,
                                  -----------------
                                  of Harrell International, Inc.


Effective September 18, 1995 Mr. Wilson Harrell resigned as the Company's President and as a member of its Board of Directors. Effective September 20, 1995 and August 31, 1995, respectively Arthur Linkletter and Mr. Joseph Vincent resigned as members of the Board of Directors.

Effective September 20, 1995 Mr. Norman L. Marks became a member of the Company's Board of Directors.

The following table provides certain information concerning each of the executive officers of the Company as of September 30, 1995.


         Name              Age         All Positions and Terms of
----------------------     ---         Office with the Company and
                                       Five Year Employment History
                                       ----------------------------
Nasir Ashemimry            48           Chairman and Chief Executive Officer of the
                                        Company since September 1995.Board of
                                        Directors since August 1992.  Chairman, President
                                        & CEO of Businesship International  since 1991.

Norman L. Marks            54           Executive Vice President and Chief Operating
                                        Officer from August 19, 1992, Member of Board of
                                        Directors from _Sept. 1995_.  President of
                                        Hotel Management Group, Inc. Since
                                        December 1989.

Paul L. Barham             42           Vice President and Chief Financial Officer of
                                        Company from August 19, 1992, Member of
                                        Board of Directors of Company from August 19,
                                        1992, Secretary to Board of Directors of Company
                                        from August 19, 1992; CFO, Hotel Management
                                        Group since December , 1989.


The Company has not made inquiry of its Directors, Officers and 10 % or more security holders, and otherwise does not have information to determine the level of compliance with the reporting obligation under Section 16 (a) of the Exchange Act.

Item 10.  Executive Compensation.

       The following table shows the aggregate cash compensation for services in all capacities paid or accrued by the Company and its subsidiaries during the fiscal year ended September 30, 1995, to (I) each executive officer whose aggregate cash compensation exceeded $100,000 during such year and (ii) all executive officers of the Company as a group.

Name of Individual
   or Number of
Persons in Group      Capacity in which served      Compensation(1)
----------------      ------------------------     -------------
Wilson Harrell        President / CEO              Received no compensation

Nasir Ashemimry       Chairman /CEO                Received no compensation

Norman L. Marks       COO                          Received less than $100,000

Paul L. Barham        CFO                          Received less than $100,000




(1) This does not include medical expense reimbursement, club dues, or the value of automobiles (and their maintenance, repair and insurance) furnished to all of the executive officers of the Company, which in the aggregate for all officers amounted to $12,000 during fiscal year 1995.

       At the present time the Company has, and at all times during the past
       three fiscal years, the Company had no     pension, retirement, annuity,
       deferred compensation, incentive or stock purchase, thrift or profit-sharing plan.

       Directors receive no fees for serving in such capacity.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

       The following table sets forth as of September 30, 1995, (I) the name of each current director of the Company and each person or entity known to the Company to be the beneficial owner of more than 5% of the Company's Class A Common Stock, (ii) the number of shares of the Company's Class A Common Stock beneficially owned by each such current director and 5% beneficial owner and all officers and directors of the Company as a group, and (iii) the percent of outstanding Class A Common Stock so owned by each such director, 5% beneficial owner and management group:

                                           Number of shares
                                          of Class A Common
                                          Stock Beneficially
Name and Address                             Owned as of                        Approximate
of Beneficial Owner                      September 30, 1995 (1)               Percent of Class
----------------------                   ----------------------               ----------------
DIRECTORS:



Nasir Ashemimry                                    0                                   0
One Alhambra Plaza
Suite 1400
Coral Gables, FL 33134

Paul L. Barham                                     0                                   0
17218 Preston Road
Suite 3200
Dallas, TX 75252

Norman L. Marks                                    0                                   0
17218 Preston Road
Suite 3200
Dallas, TX 75252

5% BENEFICIAL OWNERS:

Businesship International, Inc.              291,288                               29.82%
One Alhambra Plaza
Suite 1400
Coral Gables, FL 33134

Barham Family Interests, Inc.                100,000                               10.24%
17218 Preston Road
Suite 3200
Dallas, TX 75252

Marks & Associates, Inc.                     100,000                               10.24%
17218 Preston Road
Suite 3200
Dallas, TX 75252

Wilson Harrell                               164,570                               16.85%
7380 Pine Valley Road
Cumming, GA 30131

       (1) Except as noted below, the individual listed has sole voting and investment power.

       (2) The 5,850 shares of Class A Common Stock owned by Charlene Echols Harrell, Wilson L. Harrell's wife, are included in Mr. Harrell's beneficial ownership in the above table.

       As of June 7, 1996, the Company had 976,580 shares of Class A Common Stock, issued and outstanding.


Item 12.  Certain Relationships and Related Transactions

       As discussed more completely in Part I, since December, 1990, the Company has entered into three real estate joint ventures: the Riviera Joint Venture, the Villa Martinique Joint Venture and the Athena Gardens Joint Venture. In each instance, parties related to the Company have interests in the Company's joint venture partner, or have otherwise received benefits in connection with the joint venture projects. Those relationships and benefits are described below.

       Wilson L. Harrell, a stockholder of the Company, is the president of Riviera Investors Corporation. Mr. Harrell and Arthur Linkletter, also a stockholder of the Company, contributed $51,000 and $58,000, respectively, to Riviera Investors Corporation's capital and Irvin Atkins, Douglas C. Echols, Mr. Harrell's brother-in-law, and David A. Woodcock, Jr., contributed $58,000, $50,000 and $15,000, respectively. These amounts entitled those persons to the following shares and percentage ownership in the corporation:

       Wilson L. Harrell                   510 shares    21.98%
       Arthur G. Linkletter                580 shares    25.00%
       Irvin Atkins                        580 shares    25.00%
       Douglas C. Echols                   500 shares    21.55%
       David A. Woodcock, Jr.              150 shares     6.47%

       In order to induce Messrs. Atkins, Echols and Woodcock to invest in Riviera Investors Corporation, the Company granted them options to buy one fourth of a share of the Company's Common Stock for each dollar invested for a purchase price of $1.00 per share. Accordingly, Messrs. Atkins, Echols and Woodcock were issued options to purchase 14,500, 12,500, and 3,750 shares of the Company's Common Stock, respectively. The options were issued as of December 7, 1990, and expired December 6, 1993, without any of the options exercised.

       Wilson L. Harrell owns a 19.286% interest, valued at least $75,000, in the Villa Martinique apartment complex. The remaining 80.714% interest is owned by the Villa Martinique Joint Venture which is composed of the Company, which owns a 12.4% interest therein, and Villa Martinique Investors Corporation ("VMIC"), which owns an 87.6% interest in the venture. Mr. Harrell is VMIC's sole director and holds all the company's offices. Mr. Harrell receives no compensation from VMIC for any services provided in these capacities. VMIC's shareholders, the amount of their investment and their respective ownership interests, are as follows:

       Arthur G. Linkletter                $50,000              18.19%
       Douglas C. Echols                   $75,000              27.27%
       H.B. Echols                         $75,000              27.27%
       Irvin Atkins                        $50,000              18.19%
       Herbert Reznikoff                   $25,000               9.09%

       Athena Gardens Investment Corporation ("AGIC") is a Texas corporation organized by Mr. Harrell and Geoffrey G. Dart. Mr. Harrell is the Company's sole director, president, secretary and treasurer. Mr. Harrell receives no compensation from AGIC for services performed in these capacities. AGIC's shareholders, the amount of their investment and their respective ownership interests are as follows:

       Arthur G. Linkletter                $78,500              33 1/3%
       Wilson L. Harrell                   $78,500              33 1/3%
       Irvin Atkins                        $39,250              16 2/3%
       Herbert Reznikoff                   $39,250              16 2/3%

       Clover, Inc., is a Delaware corporation wholly owned by Victoria Berensen, a business associate of Geoff Dart, the Company's former President and a former director. In exchange for $10,000, the Company assumed the liability of the Villa Martinique Joint Venture to pay Clover, Inc. $10,000 for a finder's fee in connection with the Villa Martinique project. No finder's fee was paid by the Company, the Riviera Joint Venture or the Athena Gardens Joint Venture in connection with the Riviera and Athena Gardens joint venture projects.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K.

       (a)    Exhibits --


              (1) The following exhibits, as required by Item 601 of Regulation SB, are attached hereto or incorporated herein by this reference:

             3(i) Certificate of Incorporation as last amended, effective as of January 21, 1989, a copy of which was filed with the Company's Form 10-K report for the fiscal year ended September 30, 1990.

               10    Material Contracts:

                     (A) Stock Purchase Agreement between the Company and Clover, Inc., dated June 12, 1990, and the amendment thereto dated August 27, 1990, copies of which were filed with the Company's Form 10-K report for the fiscal year ended September 30, 1990.

                     (B) Restructuring Agreement between the Company and Clover, Inc., dated December 23, 1991, a copy of which was attached to the Company's Form 10-K report for the fiscal year ended September 30, 1990.

                     (C) Stock Option Agreements between the Company and each Douglas C. Echols, Irvin Atkins and David A. Woodcock, Jr., all of which are dated December 7, 1991, copies of which were attached to the Company's Form 10-K report for the fiscal year ended September 30, 1990.

                     (D) Stock Purchase Agreement between the Company and Xenex International, Inc., dated May 28, 1992, a copy of which was attached to the Company's Form 10K report for the fiscal year ended September 30, 1992.

                     (E) Acquisition agreement between the Company and the Hotel Management Group, Inc., dated August 18, 1992, a copy of which was attached to the Company's Form 10K report for the fiscal year ended September 30, 1992.

                     (F) Employment agreements between the Company and Messrs. Marks and Barham, copies of which were attached to the Company's Form 10 K report for the fiscal year ended September 30, 1992.

                     (G) Settlement Compromise and Release Agreement between Villa Martinique Apartments Joint Venture, Wilson
                            L. Harrell, the Company and Home Savings of America
                            F. S. B., a copy of which was attached to the Company's Form 10-KSB report for the fiscal year ended September 30, 1994.

                     (H) Preferred Stock Purchase and Release of Debt Agreement between the Company and Businesship International, Inc. dated September 1, 1996, a copy of which is attached to this Filing.

       27      Financial Data Schedule

       99.1    Reports on Form 8-K -- One report on Form 8-K was filed during the quarter ended September 30, 1995, a
                                     copy of which is attached with this filing.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           HARRELL INTERNATIONAL, INC.



                                           By: /s/ PAUL L. BARHAM
                                               -------------------------------
                                               Paul L. Barham
                                               Vice President,
                                               Chief Financial Officer
                                               And Director

DATE: November 9, 1996
      ----------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons comprising the majority of the current Directors on behalf of the registrant and in the capacities and on the dates indicated.






       /s/ PAUL L. BARHAM                               November 9, 1996
       ------------------------------------             ----------------------
       Paul L. Barham, Vice President,                  Date
       Chief Financial Officer and Director


       /s/ NORMAN L. MARKS                              November 9, 1996
       -----------------------------------              ----------------
       Norman L. Marks, Vice President                  Date
       Chief Operating Officer and Director

                          HARRELL INTERNATIONAL, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                             Page
Independent Auditors' Reports . . . . . . . . . . . . . . . . . . . . . . .  F-2-3

Balance Sheets at September 30, 1995 and 1994 . . . . . . . . . . . . . . .  F-4

Statements of Operations For the Years Ended
        September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . .  F-5

Statements of Changes in Shareholders= Deficit
        For the Years Ended September 30, 1995 and 1994   . . . . . . . . .  F-6

Statements of Cash Flows For the Years Ended
        September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . .  F-7

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  F-8

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Harrell International, Inc.


We have audited the accompanying consolidated balance sheet of Harrell International, Inc. and subsidiary as of September 30, 1995, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harrell International, Inc. and subsidiary as of September 30, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a shareholders= deficit. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management=s plans in regard to these matters are described in Notes 1 and 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                   /s/ JACKSON & RHODES P.C.

                                                   Jackson & Rhodes P.C.

Dallas, Texas
June 20, 1996 (except as to Notes 3 and 10, which are as of October 17, 1996)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Harrell International, Inc.:

We have audited the accompanying consolidated balance sheet of Harrell International, Inc. (a Delaware corporation) and subsidiary (the "Company") as of September 30, 1994, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harrell International, Inc. and subsidiary as of September 30, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses form operations and has a shareholders'deficit. Additionally, the Company has altered its strategic plan entering into new business endeavors which have not yet proven to be profitable. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are discussed in Notes 1 and 10. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties


                                           /s/ ARTHUR ANDERSEN L.L.P.

Dallas, Texas,

                         HARRELL INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                         September 30, 1995 and 1994



                                    Assets

                                                     1995             1994
                                                  ------------    ----------
Current assets:
   Cash                                           $     36,843    $    7,997
   Accounts receivable                                  41,201        30,910
   Other assets                                          5,961         4,270
                                                  ------------    ----------
       Total current assets                             84,005        43,177
                                                  ------------    ----------

Property and equipment:
   Furniture and fixtures                               21,897        18,285
     Less accumulated depreciation                     (17,826)      (14,223)
                                                  ------------    ----------
       Total property and equipment                      4,071         4,062
                                                  ------------    ----------

                                                  $     88,076    $   47,239
                                                  ============    ==========


                    LIABILITIES AND SHAREHOLDERS' DEFICIT


Current liabilities:
   Accounts payable and accrued liabilities       $     50,819    $   54,488
   Accrued salaries                                     16,516        71,912
                                                  ------------    ----------
       Total current liabilities                        67,335       126,400

Long-term debt:
   Amounts payable to related parties                   15,077        19,405
   Note payable (Note 3)                                 -           216,933
   Investments in joint ventures (Note 5)                9,009         8,936
                                                  ------------    ----------
       Total liabilities                                91,421       371,674
                                                  ------------    ----------

Commitments and contingencies (Note 10)                   -             -

Shareholders' deficit:
   Preferred stock to be issued (Note 3)               243,331          -
   Common stock:
     Class A, $.01 par; 9,000,000 shares authorized,
       976,580 shares issued and outstanding             9,766         9,766
     Class B, $.01 par; 1,000,000 shares authorized,
       no shares issued or outstanding                    -             -
   Additional paid-in capital                        2,077,287     2,077,287
   Accumulated deficit                              (2,333,729)   (2,411,488)
                                                  ------------    ----------
       Total shareholders' deficit                      (3,345)      324,435
                                                  ------------    ----------
                                                  $     88,076    $   47,239
                                                  ============    ==========




               See accompanying notes to financial statements.
                                     F-4

                         HARRELL INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   Years Ended September 30, 1995 and 1994



                                                      1995           1994
                                                  -----------     -----------
Revenues:
   Management fees                                $  300,757      $  190,703
   Consulting fees                                    82,400          23,000
   Equity in income (losses) of joint ventures         2,437          (2,147)
   Other                                              16,374           6,757
                                                  ----------      ----------
         Total revenues                              401,968         218,313
                                                  ----------      ----------

Expenses:
   Employee compensation                             221,292         244,954
   General and administrative                        102,917          87,467
                                                  ----------      ----------
         Total expenses                              324,209         332,421
                                                  ----------      ----------

Net income (loss)                                 $   77,759      $ (114,108)
                                                  ==========      ==========

Income (loss) per common share                    $     0.08      $    (0.12)
                                                  ==========      ==========

Weighted average shares outstanding                  976,580         976,580
                                                  ==========      ==========




               See accompanying notes to financial statements.
                                     F-5

                         HARRELL INTERNATIONAL, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                   Years Ended September 30, 1995 and 1994




                                  Common Stock - Class A      Preferred       Additional                         Total
                                  ----------------------        Stock          Paid-In        Accumulated      Shareholders'
                                    Shares     Amount       to be Issued       Capital          Deficit         Deficit
                                  ----------------------    ------------   ---------------   --------------   --------------
Balance, September 30, 1993        976,580     $  9,766      $       -      $   2,077,287   $  (2,297,380)    $  (210,327)

  Net loss                             -            -                -                -          (114,108)       (114,108)
                                   -------     --------      -----------    -------------   -------------     -----------
Balance, September 30, 1993        976,580        9,766              -          2,077,287      (2,411,488)       (324,435)

  Preferred shares to be issued
    for conversion of debt (Note 3)    -            -            243,331              -               -           243,331

  Net income                           -            -                -                -            77,759          77,759
                                   -------     --------      -----------    -------------   -------------     -----------
Balance, September 30, 1993        976,580     $  9,766      $   243,331    $   2,077,287   $  (2,333,729)    $    (3,345)
                                   =======     ========      ===========    =============   =============     ===========



               See accompanying notes to financial statements.
                                     F-6

                         HARRELL INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended September 30, 1995 and 1994



                                                                           1995            1994
                                                                      ------------    --------------
Cash flows from operating activities:
  Net income (loss)                                                   $   77,759      $   (114,108)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
    Depreciation                                                           3,603             3,639
    Equity in (income) losses of joint venture                            (2,437)            2,147
    Accretion of equity interest in assets of
     joint venture over initial investments                               (3,240)           (3,240)
    Changes in assets and liabilities:
     Accounts receivable                                                 (10,290)          (11,445)
     Other assets                                                         (1,692)           (2,992)
     Accounts payable and accrued liabilities                             22,728           (25,429)
     Amounts payable to related parties                                   (4,328)           12,328
     Accrued salaries                                                    (55,395)           48,408
     Deferred income                                                         -              (2,500)
     Accrued bonus                                                           -             (25,000)
                                                                      ----------      ------------
       Net cash provided by (used in) operating                           26,708          (118,192)
                                                                      ----------      ------------

Cash flows from investing activities:
  Purchase of furniture and equipment                                     (3,612)           (1,099)
  Return of capital in joint ventures                                      5,750             8,720
  Contributions to joint ventures                                            -              (8,000)
                                                                      ----------      ------------
       Net cash provided by (used in) investing                            2,138              (379)
                                                                      ----------      ------------

Cash flows from financing activities:
  Proceeds from issuance of note payable                                     -              66,933
                                                                      ----------      ------------
Net increase (decrease) in cash                                           28,846           (51,638)

Cash at beginning of year                                                  7,997            59,635
                                                                      ----------      ------------
Cash at end of year                                                   $   36,843      $      7,997
                                                                      ==========      ============

Supplemental cash flow information:
  Interest paid during year                                           $       80      $        -
                                                                      ==========      ============

Non-cash transactions:



  In December 1995, the Company agreed to issue certain preferred shares as payment for certain debt (Note 3).




               See accompanying notes to financial statements.
                                     F-7

                          HARRELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1995 and 1994



1.     DESCRIPTION OF BUSINESS

       Organization

       Harrell International, Inc., a Delaware corporation (the ACompany@) began operations in 1959. The Company entered into the acquisition, development and management of real estate properties including joint ventures and partnerships (in which its interests would be that of a general partner having substantial involvement in management) in December 1990. The Company plans to focus its real estate activities upon purchase, development and management of condominiums, apartments, hotels, and other income-producing properties located in the southwestern and southeastern United States. The Company acquired Hotel Management Group, Inc. (AHMG@) in August 1992. A significant portion of the revenues in 1995 and 1994 were produced from the Company=s wholly-owned subsidiary, HMG.

       Basis of Presentation

       The Company=s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is reporting a net income (loss) of $77,759 and $(114,108) for the years ended September 30, 1995 and 1994, respectively.

       The Company=s ability to continue as a going concern has been limited recently due to the payment in 1990 of substantially all of its cash as a special dividend to its shareholders and the cessation of active income-producing operations. Additionally, until the year ended September 30, 1995, the Company has suffered recurring net losses and has a shareholders= deficit. As more fully described in Note 5, the Company began participating in real estate joint ventures during fiscal year 1991 in order to develop new business opportunities. Through its acquisition of HMG in 1992 as described in Note 4, the Company has also entered the business of hotel management. These new endeavors have only recently proven to be profitable for the Company. If the Company=s operations do not continue to be profitable, it is doubtful as to whether the Company can continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management=s plans regarding this uncertainty are set forth in Note 10.

       Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that could affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                          HARRELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions are eliminated in consolidation.

       Cash Equivalents

       For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.

       Property and Equipment

       Property and equipment is recorded at cost. Depreciation is computed on the straight-line method over the estimated lives of the assets, principally from five to fifteen years.

       Investments in Joint Ventures

       The Company uses the equity method of accounting for its investments in joint ventures. Accordingly, the Company recorded its investment in joint ventures at cost and records subsequent contributions, returns of capital and equity in earnings (losses) as an adjustment to the initial investment (Note 5).

       Income Taxes

       The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, AAccounting for Income Taxes@ (SFAS 109) which requires a change from the deferred method to the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company=s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

       Net Income (Loss) Per Common Share

       Net income (loss) per common share is computed on the weighted average number of shares outstanding during the period.

                          HARRELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.     CAPITAL TRANSACTION WITH XENEX INTERNATIONAL, INC.

       On May 28, 1992, the Company entered into a stock purchase agreement (the AAgreement@) with Xenex International, Inc. (AXenex@), a Florida corporation, whereby upon successful completion of the terms of the Agreement, Xenex would purchase, or be granted an option to purchase, up to 1,941,520 shares of Class A common stock of the Company.

       On the closing date, Xenex acquired 291,228 shares and a one-year warrant to purchase up to 1,650,292 shares at a purchase price of $.5151 per share or $850,000 in the aggregate, the term of which was to expire on June 30, 1993. In consideration for purchase of the 291,228 shares and the warrant, Xenex paid a total of $150,000 comprised of $100,000 cash and the forgiveness of a $50,000 loan to the Company.

       Further, on the closing date, the Company=s chairman and Xenex established a voting trust which provided that Xenex, or its designees, as trustee, had the right to vote the chairman=s shares for a time period not to exceed one year from the closing date. This voting trust, together with the shares owned by Xenex, gave Xenex control of approximately 59% of the total outstanding shares of the Company for the year ended September 30, 1994.

       Upon and as a condition of closing, the board of directors of the Company was increased from three to five members. Two executives of Xenex were elected to the board. In addition, the chief executive officer of Xenex was elected chairman of the board of the Company.

       On February 16, 1993, the Company entered into a modification of the common stock warrant with Xenex which extended the term of the warrant to June 30, 1995. The warrant expired on June 30, 1995, without Xenex purchasing additional shares in the Company. In addition, Xenex agreed to loan the Company $150,000. The loan bore interest at 2% above prime with principal and interest due on June 30, 1995. The note was secured by the Company=s joint venture interests (see Note 5). The note was increased and an additional $66,933 was funded during 1994.

       By agreement with Businesship (see below) dated September 27, 1996, the outstanding balance of the note of $243,331, including accrued interest of $26,398, was converted into preferred stock to be issued by the Company. The preferred shares will be from a new class of stock to be authorized by the Company and will be nonvoting, nonconvertible and will pay a 10% dividend ($24,331 annually), beginning with the year ended September 30, 1996. The Company shall have the right, but not the obligation, to redeem the shares at any time at par value.

                          HARRELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.     CAPITAL TRANSACTION WITH XENEX INTERNATIONAL, INC. (CONTINUED)

       In March 1993, an agreement was reached between Xenex and Businesship International (ABusinesship@) for the sale of Xenex to Businesship. Xenex and Businesship are majority owned by Mr. Nasir Ashemimry, a director of the Company. Under the terms of the agreement, Businesship purchased Xenex=s rights, duties and obligations under the Xenex Agreement with the Company.

       On December 15, 1994, an agreement was reached between Businesship and its wholly-owned subsidiary, Xenex, to merge Xenex into Businesship. The effect was to transfer 291,228 shares of the Company=s Class A common stock from Xenex to Businesship.

       On December 15, 1994, the board of directors of Businesship resolved to declare a dividend of all the stock that it owned in the Company to its shareholders of record as of January 15, 1995. The effect of this action was that a total of up to 291,228 shares of Class A common stock of the Company was to be issued to sixty-eight people and/or entities. As a result of these events, Nasir Ashemimry was to own or beneficially own 14.9% or more of the Company=s Class A common stock. Delivery of the stock certificates had been delayed pending the resolution of all deficiencies in the Company=s reporting obligations under the Securities Exchange Act of 1934. On January 31, 1996, the shareholders of Businesship resolved not to issue stock in the Company to Businesship shareholders, but that Businesship International would remain holder of the 291,228 shares in the Company.

4.     ACQUISITION OF HOTEL MANAGEMENT GROUP

       In August 1992, the Company purchased 100% of the issued and outstanding common stock of HMG. The common stock was purchased from Barham Family Interests, Inc. (ABarham@) and Marks and Associates, Inc. (AMarks@) for stock and consideration of $15,149, which represented the net book value of HMG at the time of acquisition. In addition, the Company issued 200,000 shares of its Class A common stock to Barham and Marks (100,000 shares each). HMG is engaged in the business of managing the general operations of hotels and providing them with accounting services.

       In conjunction with the purchase, the Company signed a three year employment agreement with the former officers of HMG, Paul Barham and Norman Marks. As an inducement to sign, the officers were granted signing bonuses of $25,000 each, to be paid $12,500 each upon execution of the agreement and $12,500 each by June 30, 1995. The Company paid the remaining $12,500 each in October 1993. Additionally, they are to receive an annual salary of $75,000 each, monthly car allowances of $500 each, a health care package and plans for both incentive compensation and stock options. In addition, the officers were

                          HARRELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.     ACQUISITION OF HOTEL MANAGEMENT GROUP (CONTINUED)

       granted the right to rescind the transaction in the event the Company did not receive an additional $850,000 in equity capital any time prior to June 30, 1995. The officers elected not to rescind the transaction.

       Effective January 1, 1994, HMG formed a wholly-owned subsidiary, Hotel Management Group - California, Inc. (AHMG - California@) to hold the management contract for the operations of the Biltmore Hotel and Suites in Santa Clara, California. Additionally, as part of a restructuring undertaken by the owners of that hotel, the food and beverage operations at the property were leased to HMG California Partners LP, a California Limited Partnership, of which HMG - California is the General Partner, and the limited partners are members of the owner=s family. HMG - California, Inc. ceased to be the General Partner of HMG California Partners, LP on June 22, 1995, as part of further restructuring by the hotel=s owner.

       Effective July 22, 1994, HMG formed a wholly-owned subsidiary, Hotel Management Group - Mississippi, Inc. (AHMG - Mississippi@) to hold the management contract for the operation of the Days Inn, a 60-room oceanfront limited service hotel in Pass Christian, Mississippi. HMG opened this property on August 25, 1994. The management contract on the Days Inn in Pass Christian, Mississippi (Note 4), was terminated in July 1995. The property will be purchased by the State of Mississippi and demolished for the expansion of the highway system. As compensation for the early termination of the management agreement, HMG - Mississippi will receive a fee of $15,000 upon the sale of the hotel to the state of Mississippi or in July 1996, whichever occurs first.

5.     INVESTMENTS IN JOINT VENTURES

       In furtherance of management=s stated intention to acquire, develop and manage real estate projects, the Company entered into three separate related party transactions with directors of the Company (among others). The initial transactions involved contributions by the Company of rights or assets other than cash. All three transactions required the Company to enter into a joint venture agreement with another corporation whereunder the joint venture acquired an interest in an apartment complex. See Note 10 for subsequent sale of two properties.

       Riviera

       On December 7, 1990, the Company entered into a joint venture agreement with Riviera Investors Corporation (ARiviera@). This joint venture is referred to as the ARiviera Joint Venture@.

                          HARRELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.     INVESTMENTS IN JOINT VENTURES (CONTINUED)

       Riviera (Continued)

       Under the terms of the joint venture agreement as amended, Riviera contributed $232,000 to the venture and the Company contributed all of its rights under a purchase agreement it had entered into for the acquisition of an apartment complex known as Riviera Apartments located in Dallas, Texas. The agreement provides that Riviera is to receive the first $32,480 of the venture=s annual net profits (as defined), and the Company will receive any net profits exceeding $32,480, but less than $64,960. Any net profits in excess of $64,960 will be allocated 40% to the Company and 60% to Riviera. Net losses are to be allocated equally to Riviera and the Company. Riviera and the Company have a 60% and 40% voting interest, respectively, in the joint venture. The Company, however, supervises the joint venture=s day- to-day operations through HMG. No compensation, other than the profit sharing arrangement discussed above, is received for such supervision by the Company.

       During 1995 and 1994, the Riviera Joint Venture did not earn in excess of $32,480. Accordingly, the Company did not recognize any equity in the earnings of the Riviera Joint Venture for the fiscal year ended September 30, 1995 and 1994.

       Villa Martinique

       On July 15, 1991, the Company entered into a joint venture known as the AVilla Martinique Joint Venture@ with Villa Martinique Investors Corporation (AVilla Martinique@). The joint venture was formed to purchase and operate an apartment complex in Irving, Texas known as the Villa Martinique Apartments. Under the terms of the joint venture agreement, Villa Martinique contributed $275,000, and the Company contributed 80.714% of its rights under a purchase agreement with Home Savings of America, F.S.B. (AHome Savings@) to acquire the property.
       The remaining 19.286% interest in the property was conveyed by the Company to the Company=s chairman in consideration for his agreement to be a co-maker of the promissory note discussed below. Villa Martinique Joint Venture consists of the Company, with a 12.4% ownership and profit or loss interest and Villa Martinique, with the remaining 87.6%. The Company=s 12.4% interest in the joint venture translates into a 10% interest in the underlying property.

       Although both Villa Martinique and the Company share equally the right to manage the joint venture, the Company, through HMG, supervises the joint venture=s day-to-day operations.

                          HARRELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.     INVESTMENTS IN JOINT VENTURES (CONTINUED)

       Villa Martinique (Continued)

       Villa Martinique and the Company=s chairman are both makers of an August 13, 1991, promissory note to Home Savings in the amount of $1,495,000, which bears interest at 7.5% through August 31, 1992. The rate increases 8.5%, 10% and 10.5% for the periods ending August 31, 1993, August 31, 1994 and September 1, 2001, respectively. This note is collateralized by property, an assignment of the property=s leases and rents, and personal guarantees.

       On July 13, 1994, the Company, along with the other partners of Villa Martinique Joint Venture entered into a Compromise, Settlement and Release Agreement (Athe Compromise@) with the property=s mortgage holder, Home Savings. The Compromise was reached after responsibility for roof problems, which caused the complex to experience leaking and ceiling failures rendering 15 units uninhabitable, was acknowledged by the lender. The Compromise called for a new roof to be installed at the property, was well as an allowance for other minor repairs. Additionally, the partners negotiated an increase of $100,000 to the related mortgage, which was allocated to be used to make other improvements to the property, as well as a reduction in the interest rate on the mortgage.

       During the fiscal years ended September 30, 1995 and 1994, the Company recognized $3,366 and $(9,386), respectively, in equity in the earnings (losses) of Villa Martinique.

       Athena Gardens

       On November 26, 1991, the Company entered into a joint venture agreement with related parties to purchase and operate a 72-unit complex known as Athena Gardens Apartments in Athens, Texas. This transaction provided for the joint venture=s December 4, 1991 acquisition of the property from Camarilla Development, Inc. (ACamarilla@) for $600,000 in cash, $420,000 of which was financed by First State Bank (AFirst State@). The First State loan is collateralized by a first lien deed of trust, assignment of rents and leases and other liens in favor of First State and personal guarantees. The $420,000 loan is to be repaid over 120 months and bears a fluctuating interest rate which is based on the prime lending rate plus two percent. The maximum and minimum rates are 15% and 9% per annum, respectively.

                          HARRELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.     INVESTMENTS IN JOINT VENTURES (CONTINUED)

       Athena Gardens (Continued)

       Like the Riviera and Villa Martinique projects, this transaction provided for the assignment by the Company of its real property purchase contract to the joint venture comprised of the Company and Athena Gardens Investors Corporation, a Texas corporation (AAthena Gardens Corporation@). The joint venture is referred to as the AAthena Gardens Joint Venture@.

       Athena Gardens Corporation made a $235,500 capital contribution to the Athena Gardens Joint Venture and the Company contributed its rights under its purchase contract with Camarilla. Under the terms of the joint venture agreement, the net profits or losses (as defined) are to be distributed 80% to the Athena Gardens Corporation and 20% to the Company, after reasonable reserves are withheld for the joint venture=s indebtedness. Although both the Company and Athena Gardens Corporation have an equal voice in the management of the Athena Gardens Joint Venture=s business, the Company, through HMG, supervises its day-to-day affairs.

       During the fiscal years ended September 30, 1995 and 1994, the Company recognized $802 and $9,670, respectively, in equity in the earnings of Athena Gardens.

       Following is a reconciliation of investments in joint ventures at September 30:

                                                               1995         1994
                                                               ----         ----
       Balance at beginning of year                           $(8,936)     $(9,309)
       Equity in income (losses) of joint ventures              2,437       (2,147)
       Accretion of equity interest in net assets
           of joint ventures over initial investments           3,240        3,240
       Contributions                                                -        8,000
       Distributions                                           (5,750)      (8,720)
                                                              -------      -------
       Balance at end of year                                 $(9,009)     $(8,936)
                                                              =======      =======

       As discussed in Note 1, the Company recorded its initial investments in the joint ventures at the cost of the contributed rights or assets. However, the Company has an equity interest in the net assets of each joint venture which exceeds its initial investment. The Company accretes the excess of its interest in net assets of the joint ventures over its initial investments over the depreciable lives of the apartment complexes.

                          HARRELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.     INVESTMENTS IN JOINT VENTURES (CONTINUED)

       Set forth below is the summarized unaudited combined financial information of the joint ventures for the years ended September 30:

                                                       1995               1994
                                                       ----               ----
                   Current assets                 $    89,155        $    63,467
                   Noncurrent assets                2,934,647          2,855,052
                   Current liabilities                191,832            171,231
                   Noncurrent liabilities           1,858,511          1,839,299
                   Shareholders' equity               973,459            907,989

                   Total revenues                   1,076,932          1,020,884
                   Total expenses                   1,004,313          1,029,142
                   Net income (loss)                   72,619             (8,258)

6.     FEDERAL AND STATE INCOME TAXES

       As of September 30, 1995, the Company had net operating loss carryforwards of approximately $3,076,000 for book and tax purposes. Unused operating loss carryforwards may provide future tax benefits, although there can be no assurance that these net operating losses can be recognized in the future. Also, if substantial changes in the Company=s ownership should occur, there may be an annual limitation on the amount of the carryforwards which can be utilized. Accordingly, no deferred tax assets have been recorded in the accompanying financial statements.

       The loss carryforwards expire as follows:

                  Year of                     Operating Loss
                Expiration               Carryforward Expirations
                ----------               ------------------------
                   1996                        $   189,000
                   1997                            114,000
                   1998                            314,000
                   1999                            485,000
                   2002                             20,000
                   2003                             27,000
                   2004                          1,116,000
                   2005                            295,000
                   2006                             87,000
                   2007                            158,000
                   2008                            157,000
                   2009                            114,000
                                               -----------
                                               $ 3,076,000
                                               ===========

                          HARRELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.     COMMITMENTS AND CONTINGENCIES

       Leases

       The Company leases its office facility from an unrelated party. The lease expires on October 31, 1996.

       The Company also leases an off-site storage facility on a month-to-month basis. Rental expense for the years ended September 30, 1995 and 1994 amounted to $12,997 and $16,005, respectively.

       Future lease commitments are as follows:

                   1996                                $13,830
                   1997                                  1,152

8.     RELATED PARTY TRANSACTIONS

       During the year ended September 30, 1991, the Company entered into two joint venture agreements with entities controlled by certain directors of the Company (Note 5). Also, on December 4, 1991, the Company entered into a third joint venture agreement with certain entities controlled by certain directors of the Company. Under the terms of the joint venture agreements, all joint venturers can exert significant influence over the operations of the joint ventures.

       Amounts payable to related parties includes $8,000 to Villa Martinique Joint Venture for capital contributions and cash calls as of September 30, 1995 and 1994, and $4,326 at September 30, 1994, to Wilson L.
       Harrell, Inc. to cover a portion of the Company=s operating expenses.
       In addition, $7,077 was advanced to the Company by Riviera Joint Venture to cover a portion of the Company=s operating expenses. The Company has reimbursed Riviera Joint Venture.

9.     MAJOR CUSTOMERS

       The Company received approximately 62% and 65% of gross management revenues from the Biltmore Hotel in California for the years ended September 30, 1995 and 1994, respectively.

                          HARRELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.    SUBSEQUENT EVENTS

       Sale of Riviera Apartments

       On August 3, 1996, the Riviera Apartments were sold to a Mr. Dallas Smith, an unrelated party, for the sum of $260,000. The net proceeds due to the original investors in Riviera was approximately the same as their original investment, and therefore the sale resulted in no proceeds to the Company. The partners elected to sell the property due to its lack of past performance or potential future performance as an investment.

       Sale of the Company=s Interest in Athena Garden Apartments

       On August 20, 1996, the Company sold its 20% interest in Athena Garden Apartments Joint Venture to Messrs. Irvin Atkins, Arthur Linkletter, and Wilson Harrell, who collectively represent 83.33% of Athena Gardens Investors Corporation, the Company=s joint venture partner in Athena Gardens Joint Venture, for the sum of $100,000.

       The sale was approved by the Board and the holders of a majority of the shares of the Company under authority of Section 6 of the Company=s bylaws. The Company agreed to the sale to raise funds so that it can secure medium term hotel management contracts for Hotel Management Group and its subsidiaries, as part of the Company=s future goals.

       Sale of the Company's Interest in Villa Martinique Apartments

       The Company has negotiated with Messrs Arthur Linkletter and Wilson Harrell to sell the Company's 10% interest in the Villa Martinique Apartments Joint Venture for the Sum of $38,889, payable as to $29,020 in cash at closing with a note in the amount of $9,869 bearing interest at the prime rate, due in two years.

       This transaction has been approved by the Company's Board, also as part of the Company's future goals, and is expected to close in November 1996.

       Memphis Airport Sheraton Acquisition

       On October 17, 1996 the Company purchased, for $100,000, a minority limited partnership interest in the Sheraton Four Points Hotel, located near the Memphis Airport in Memphis, Tennessee and a subsidiary of the Company was contracted to manage the hotel. The hotel is owned through limited partnerships, with the Company owning a limited partnership interest equating to 7%. The Lender required as a condition of a loan to the partnership that Paul L. Barham ("Barham") an Officer and Director of the Company, and Norman L. Marks ("Marks"), also an Officer and Director of the Company, individually guarantee certain nonrecourse provisions of the loan, guarantee certain environmental warranties regarding

                          HARRELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.    SUBSEQUENT EVENTS (CONTINUED)

       Memphis Airport Sheraton Acquisition (Continued)

       the hotel and guarantee completion of the renovations (collectively "Guaranties"). Texas Memphis Investors Limited offered Barham and Marks, or their assigns, in exchange for their Guaranties, each a limited partnership interest in Texas Memphis Investors Limited, which constitutes an interest in the Hotel of one percent (1%). The $11.65 million loan in connection with the purchase is for a three-year term secured by a first lien mortgage on the hotel, and contains provisions for required payment to the loan of all net operating income of the hotel (after expenses, certain reserves and management fees), with a final additional payment of approximately $2 million.

       Also in connection with the transaction, a newly formed subsidiary of the Company, HMG-Tennessee, entered into a management agreement to manage the hotel and supervise the renovations. HMG-Tennessee will receive a net monthly management fee of $5,000 per month for the first eight months, with fees thereafter changing to be a net 8% of the net operating income of the hotel before debt service.

       Director Resignation

       Effective August 9, 1996, Mr. Nasir Ashemimry resigned as Chairman, Director and CEO of the Company to pursue other interests.

                                EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION
---------        -----------------------------------------------------------

  3.(i) Certificate of Incorporation as last amended, effective as of January 21, 1989, a copy of which was filed with the Company's Form 10-K report for the fiscal year ended September 30, 1990.

 10              Material Contracts:

                 (A) Stock Purchase Agreement between the Company and Clover, Inc., dated June 12, 1990, and the amendment thereto dated August 27, 1990, copies of which were filed with the Company's Form 10-K report for the fiscal year ended September 30, 1990.

                 (B) Restructuring Agreement between the Company and Clover, Inc., dated December 23, 1991, a copy of which was attached to the Company's Form 10-K report for the fiscal year ended September 30, 1990.

                 (C) Stock Option Agreements between the Company and each Douglas C. Echols, Irvin Atkins and David A. Woodcock, Jr., all of which are dated December 7, 1991, copies of which were attached to the Company's Form 10-K report for the fiscal year ended September 30, 1990.

                 (D) Stock Purchase Agreement between the Company and Xenex International, Inc., dated May 28, 1992, a copy of which was attached to the Company's Form 10K report for the fiscal year ended September 30, 1992.

                 (E) Acquisition agreement between the Company and the Hotel Management Group, Inc., dated August 18, 1992, a copy of which was attached to the Company's Form 10K report for the fiscal year ended September 30, 1992.

                 (F) Employment agreements between the Company and Messrs. Marks and Barham, copies of which were attached to the Company's Form 10 K report for the fiscal year ended September 30, 1992.

                 (G) Settlement Compromise and Release Agreement between Villa Martinique Apartments Joint Venture, Wilson
                        L. Harrell, the Company and Home Savings of America
                        F. S. B., a copy of which was attached to the Company's Form 10-KSB report for the fiscal year ended September 30, 1994.

                 (H) Preferred Stock Purchase and Release of Debt Agreement between the Company and Businesship International, Inc. dated September 1, 1996, a copy of which is attached to this Filing.

       27      Financial Data Schedule

       99.1    Reports on Form 8-K -- One report on Form 8-K was filed during the quarter ended September 30, 1995, a
                                     copy of which is attached with this filing.