Form 10QSB
period 1995-12-31
HARRELL INTERNATIONAL INC
filed 1996-12-05
CIK 45694

                        SECURITY AND EXCHANGE COMMISSION

                                WASHINGTON, DC.

                                 FORM 10 - QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended December 31, 1995 Commission File No: 0-2661

                          Harrell International, Inc.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                13-194618
(State of jurisdiction)                                    (I.R.S. Employer
                                                          identification No.)

                17218 Preston Road, Suite 3200, Dallas, TX 75252
                ------------------------------------------------
                    (Address of Principal executive offices)

                                 (214)250-6370
               -------------------------------------------------
               (Registrant's telephone no., including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             (1) Yes  X   No
                                    -----    -----
                             (2) Yes  X   No
                                    -----    -----

     The number of shares outstanding of the registrant's Class A, $.01 par value common stock as of May 21, 1996, was 976,580.

                          HARRELL INTERNATIONAL, INC.




                                     INDEX


                                                                           Page
                                                                           ----
Part I  Financial Information


        Item 1  Financial Statements

                Consolidated Balance Sheets                                 3
                -- As of December 31, 1995 and September 30 1995

                Consolidated Statements of Income                           4
                -- Three Months Ended December 31, 1995 and 1994

                Consolidated Statements of Cash Flows                       5
                -- Three Months Ended December 31, 1995 and 1994

                Notes to Consolidated Financial Statements                  6


        Item 2  Management's discussion and analysis of Financial           7
                Condition and Results of Operation


Part II Other Information                                                   8


Signature Page                                                              9

Part I  FINANCIAL INFORMATION

        Item 1     Financial Statements

                   HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                       December 31, 1995     September 30, 1995
                                                          (Unaudited)            (Audited)
                                                       ------------------    ------------------
          ASSETS
          ------
Current Assets:
---------------
Cash                                                   $           48,087    $           36,843
Accounts Receivable                                                35,672                41,201
Other Current Assets                                                9,213                 5,961
                                                       ------------------    ------------------
          Total Current Assets                         $           92,972    $           84,005
Investment in Joint Ventures                                       (7,711)               (9,009)
Furniture & Equipment (net)                                         3,885                 4,071
                                                       ------------------    ------------------
          Total Assets                                 $           89,147    $           79,067
                                                       ==================    ==================


          LIABILITIES & STOCKHOLDERS' DEFICIT
          -----------------------------------
Current Liabilities:
--------------------
Accounts Payable and Accrued Liabilities               $           90,454    $           50,819
Amounts Payable to Related Parties                                 26,675                15,077
Accrued Salaries & Payroll Taxes                                        0                16,516
                                                       ------------------    ------------------
          Total Current Liabilities                    $          117,128    $           82,412
Note Payable                                                            0                     0
                                                       ------------------    ------------------
          Total Liabilities                            $          117,128    $           82,412

Stockholders' Deficit:
----------------------
Preferred Stock to be issued                           $          243,331    $          243,331
Common Stock:
Class A $.01 par value, 9,000,000 shares authorized,
976580 issued and outstanding                                       9,766                 9,766
Class B $.01 par value, 1,000,000 shares authorized,
No shares issued or outstanding                                         0                     0
Additional Paid in Capital                                      2,077,287             2,077,287
Accumulated Deficit                                            (2,358,366)           (2,333,729)
                                                       ------------------    ------------------
          Total Stockholders' Deficit                  $          (27,982)   $           (3,345)
                                                       ------------------    ------------------
          Total Liabilities & Stockholders' Deficit    $           89,147    $           79,067
                                                       ==================    ==================

                   HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                     For the Three Months Ended December 31

                                                                1995       1994
                                                              --------   --------
Revenues:
---------
       Management Fees                                        $ 89,973   $ 48,077
       Accounting Fees                                               0          0
       Consulting Fees                                               0     70,000
       Equity in earnings (losses) of Joint Ventures             2,049      2,719
       Other Income                                              1,215      2,079
                                                              --------   --------

       Total Revenues                                         $ 93,236   $122,875

Expenses:
---------
       Employee Compensation & Related                          57,849     68,251
       General & Administrative Expenses                        15,181     20,541
                                                              --------   --------

       Total Expenses                                         $ 73,030   $ 88,792

       Income (Loss) before Income Taxes                      $ 20,206   $ 34,083

       Provision for Income Taxes                                    0          0
                                                              --------   --------

       Net Income (Loss)                                      $ 20,206   $ 34,083
                                                              ========   ========


       Income (Loss) per common share                         $   0.02   $   0.03

       Weighted average number of common shares outstanding    976,580    976,580

                   HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                     For the Three Months Ended December 31

                                                              1995          1994
                                                           ----------    ----------
Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                                          $   20,206    $   34,083

Adjustments to reconcile Net Income (Loss) to Net
-------------------------------------------------
Cash Provided (Used) for Operating Activities:
----------------------------------------------
Depreciation Expense                                              590           914
Equity in (Earnings) Losses of Joint Ventures                  (1,239)       (1,909)
Accretion of Equity Interest in Assets of Joint Ventures
     over Initial Investments                                    (810)         (810)
Distribution Received from Joint Ventures                         750         1,200
Equity Contribution to Joint Ventures                               0             0

Changes in Assets and Liabilities:
----------------------------------
(Increase) Decrease in Accounts Receivable                      5,531        16,062
(Increase) Decrease in Other Current Assets                       404        (3,391)
Purchase of Furniture & Equipment                                (404)         (196)
Increase (Decrease) in Accounts Payable and Accrued
     Liabilities                                                2,733       (14,514)
Increase (Decrease) in Accrued Salaries & Related             (16,517)      (22,643)
Payment of Accrued bonus                                            0             0
Decrease in Deferred Income                                         0             0
                                                           ----------    ----------
Net Cash provided (used) by Operating Activities           $   11,243    $    8,796

Cash Flows from Financing Activities:
-------------------------------------
Increase in Note Payable                                            0      (216,933)
Increase in Preferred Stock                                         0       243,331
                                                           ----------    ----------
Net Increase (Decrease) in Cash                            $   11,243    $   35,194
                                                           ==========    ==========

Cash at Beginning of Period                                    36,843         7,997
Cash at End of Period                                          48,087        43,191
                                                           ----------    ----------
Net Increase (Decrease) in Cash                            $   11,243    $   35,194
                                                           ==========    ==========

                          HARRELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  PRINCIPLES OF DISCLOSURE

The balance sheet as of December 31, 1995, and the related statements of income and cash flows for the three month period ended December 31, 1995 and 1994, are consolidated with the company's wholly-owned subsidiary (Hotel Management Group, Inc.), and it's wholly owned subsidiaries Hotel Management Group (California) and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.


The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Registrant's annual financial statements and notes.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

Material Changes in the Results of Operations.

          (1)  Joint Venture Projects

               The Company recognizes revenue or expenses from its joint venture projects in two respects. First, the Company records income or losses from the normal operations of the ventures which take into consideration the revenue and expenses from the operation of the apartment projects owned and operated by them. Second, the Company recognizes other income to the extent it accretes over the assets' lives the difference between its investment in the joint ventures and its share of the joint ventures' initial net assets. This accretion into income is produced as a result of the Company having received an interest in the joint ventures without making an initial investment. For the three month period ended December 31, 1995, the Company's share of the amount of the earnings from joint ventures was a net income of $1,239 and the accretion into other income was $810.

          (2)  Hotel Management Group, Inc. (HMG)

               Hotel Management Group formed a wholly owned subsidiary Hotel Management Group (California), Inc. [HMG(CA)] to operate its California properties and Hotel Management Group Mississippi, Inc. [HMG (MS)] to operate its Mississippi property. HMG (CA) began operations January 1, 1994. HMG (MS) began operations July 1, 1994.

               The following reflects a summary of the results of operations for the three months ended December 31, 1995, and is fully consolidated with Hotel Management Group (California) and Hotel Management Group (Mississippi).

                                                             3 months
                                                            ----------
                       Total Revenues                          91,188
                       Total Expenses                          24,913
                       Net Income                              66,275

               These results are fully consolidated with the Company on the enclosed financial statements. Also they do not reflect any management fee charged to HMG by Harrell International, which are charged on an annual basis.

               At the end of the quarter HMG managed two hotels and three apartment complexes. A substantial amount of time and effort was given by the principals of HMG to the location of additional management contracts.

Part II.       OTHER INFORMATION


Item 1.        Legal.

               There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the quarter ended December 31, 1995.

Item 2.        Change in Securities.

               There were no changes in the Registrant's securities during the quarter ended December 31, 1995.

Item 3.        Defaults Upon Senior Securities.

               The Registrant does not have any outstanding debt or securities of this nature.

Item 4.        Submission of Matters to a Vote of Security Holders.

               The Registrant did not submit any matters to a vote of the security holders during the quarter ended December 31, 1995.

Item 5.        Other Information.

               The Registrant had no events that would require disclosure under this section during the quarter ended December 31, 1995.

Item 6.        Exhibits and Reports on Form 8-K.

               (a) No report on Form 8-K was filed by the Registrant for the quarter ended December 31, 1995.

                              S I G N A T U R E S





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.


                                        HARRELL INTERNATIONAL, INC.




Date:                                   /s/ Paul L. Barham
     ---------------                    ----------------------------------
                                        Paul L. Barham
                                        Vice President, Chief Financial
                                        Officer and Director

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
