Form 10QSB
period 1996-03-31
HARRELL INTERNATIONAL INC
filed 1996-12-05
CIK 45694

                        SECURITY AND EXCHANGE COMMISSION

                                WASHINGTON, DC.

                                 FORM 10 - QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended March 31, 1996 Commission File No: 0-2661

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

                          HARRELL INTERNATIONAL, INC.




                                     INDEX


                                                                           Page
                                                                           ----
Part I  Financial Information


        Item 1  Financial Statements

                Consolidated Balance Sheets                                 3
                -- As of March 31, 1996, and September 30 1995

                Consolidated Statements of Income                           4
                -- Three Months Ended March 31, 1996 and 1995

                Consolidated Statements of Cash Flows                       5
                -- Three Months Ended March 31, 1996 and 1995

                Notes to Consolidated Financial Statements                  6


        Item 2  Management's discussion and analysis of Financial           7
                Condition and Results of Operation


Part II Other Information                                                   8


Signature Page                                                              9

Part I  FINANCIAL INFORMATION

        Item 1     Financial Statements

                   HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                         March 31, 1996      September 30, 1995
                                                           (Unaudited)            (Audited)
                                                       ------------------    ------------------
          ASSETS
          ------
Current Assets:
---------------
Cash                                                   $           61,627    $           36,843
Accounts Receivable                                                55,961                41,201
Other Current Assets                                                3,487                 5,961
                                                       ------------------    ------------------
          Total Current Assets                         $          121,075    $           84,005
Investment in Joint Ventures                                       (4,727)               (9,009)
Furniture & Equipment (net)                                         3,287                 4,071
                                                       ------------------    ------------------
          Total Assets                                 $          119,636    $           79,067
                                                       ==================    ==================


          LIABILITIES & STOCKHOLDERS' DEFICIT
          -----------------------------------
Current Liabilities:
--------------------
Accounts Payable and Accrued Liabilities               $           81,388    $           50,819
Amounts Payable to Related Parties                                 15,078                15,077
Accrued Salaries & Payroll Taxes                                    8,176                16,516
                                                       ------------------    ------------------
          Total Current Liabilities                    $          104,641    $           82,412
Note Payable                                                            0                     0
                                                       ------------------    ------------------
          Total Liabilities                            $          104,641    $           82,412

Stockholders' Deficit:
----------------------
Preferred Stock to be issued                           $          243,331    $          243,331
Common Stock:
Class A $.01 par value, 9,000,000 shares authorized,
976580 issued and outstanding                                       9,766                 9,766
Class B $.01 par value, 1,000,000 shares authorized,
No shares issued or outstanding                                         0                     0
Additional Paid in Capital                                      2,077,287             2,077,287
Accumulated Deficit                                            (2,315,389)           (2,333,729)
                                                       ------------------    ------------------
          Total Stockholders' Deficit                  $           14,995    $           (3,345)
                                                       ------------------    ------------------
          Total Liabilities & Stockholders' Deficit    $          119,636    $           79,067
                                                       ==================    ==================

                   HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                         For the Three Months        For the Six Months
                                                            Ended March 31             Ended March 31
                                                       -----------------------    -----------------------

                                                          1996         1995          1996         1995
                                                       ----------   ----------    ----------   ----------
Revenues:
---------
       Management Fees                                 $  102,536   $   61,637    $  192,509   $  109,714
       Accounting Fees                                          0            0             0            0
       Consulting Fees                                     10,000            0        10,000       70,000
       Equity in earnings (losses) of Joint Ventures        2,570        1,090         4,619        3,809
       Other Income                                           388        1,995         1,603        4,074
                                                       ----------   ----------    ----------   ----------

       Total Revenues                                  $  115,494   $   64,722    $  208,731   $  187,597

Expenses:
---------
       Employee Compensation & Related                     58,773       58,657       116,622      126,908
       General & Administrative Expenses                   13,745       20,071        28,926       40,612
                                                       ----------   ----------    ----------   ----------

       Total Expenses                                  $   72,519   $   78,728    $  145,549   $  167,520

       Income (Loss) before Income Taxes               $   42,975   $  (14,006)   $   63,182   $   20,077

       Provision for Income Taxes                               0            0             0            0
                                                       ----------   ----------    ----------   ----------

       Net Income (Loss)                               $   42,975   $  (14,006)   $   63,182   $   20,077
                                                       ==========   ==========    ==========   ==========


       Income (Loss) per common share                  $     0.04   $    (0.01)   $     0.06   $     0.02

       Weighted average number of common
                 shares outstanding                       976,580      976,580       976,580      976,580

                   HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                       For the Six Months Ended March 31

                                                              1996          1995
                                                           ----------    ----------
Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                                          $   63,182    $   20,078

Adjustments to reconcile Net Income (Loss) to Net
Cash Provided (Used) for Operating Activities:
Depreciation Expense                                            1,188         1,828
Equity in (Earnings) Losses of Joint Ventures                  (4,423)       (2,189)
Accretion of Equity Interest in Assets of Joint Ventures
     over Initial Investments                                  (1,620)       (1,620)
Distribution Received from Joint Ventures                         950         3,150
Equity Contribution to Joint Ventures                               0             0

Changes in Assets and Liabilities:
----------------------------------
(Increase) Decrease in Accounts Receivable                    (14,759)        4,883
(Increase) Decrease in Other Current Assets                     6,130        (4,914)
Purchase of Furniture & Equipment                                 404          (303)
Increase (Decrease) in Accounts Payable and Accrued
     Liabilities                                              (33,008)      (19,704)
Increase (Decrease) in Amounts Due to Related Parties          15,078         7,815
Increase (Decrease) in Accrued Salaries & Related              (8,341)      (31,494)
Payment of Accrued bonus                                            0             0
Decrease in Deferred Income                                         0             0
                                                           ----------    ----------
Net Cash provided (used) by Operating Activities           $   24,782    $  (22,470)

Cash Flows from Financing Activities:
-------------------------------------
Increase in Note Payable                                            0      (216,933)
Increase in Preferred Stock                                         0       243,331
                                                           ----------    ----------
Net Increase (Decrease) in Cash                            $   24,782    $    3,928
                                                           ==========    ==========

Cash at Beginning of Period                                    36,843         7,997
Cash at End of Period                                          61,627        11,925
                                                           ----------    ----------
Net Increase (Decrease) in Cash                            $   24,783    $    3,928
                                                           ==========    ==========

                          HARRELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  PRINCIPLES OF DISCLOSURE

The balance sheet as of March 31, 1996, and the related statements of income and cash flows for the six month period ended March 31, 1996 and 1995, are consolidated with the company's wholly-owned subsidiary (Hotel Management Group, Inc.), and it's wholly owned subsidiaries Hotel Management Group (California) and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.


The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Registrant's annual financial statements and notes.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

Material Changes in the Results of Operations.

          (1)  Joint Venture Projects

               The Company recognizes revenue or expenses from its joint venture projects in two respects. First, the Company records income or losses from the normal operations of the ventures which take into consideration the revenue and expenses from the operation of the apartment projects owned and operated by them. Second, the Company recognizes other income to the extent it accretes over the assets' lives the difference between its investment in the joint ventures and its share of the joint ventures' initial net assets. This accretion into income is produced as a result of the Company having received an interest in the joint ventures without making an initial investment. For the six month period ended March 31, 1996, the Company's share of the amount of the earnings from joint ventures was a net income of $1,909 and the accretion into other income was $810.

          (2)  Hotel Management Group, Inc. (HMG)

               Hotel Management Group formed a wholly owned subsidiary Hotel Management Group (California), Inc. [HMG(CA)] to operate its California properties and Hotel Management Group Mississippi, Inc. [HMG (MS)] to operate its Mississippi property. HMG (CA) began operations January 1, 1994. HMG (MS) began operations July 1, 1994.

               The following reflects a summary of the results of operations for the six months ended March 31, 1996, and is fully consolidated with Hotel Management Group (California) and Hotel Management Group (Mississippi).

                                                                  6 months
                                                                 ----------
                            Total Revenues                          50,092
                            Total Expenses                          21,659
                            Net Income                              28,433

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

Part II.       OTHER INFORMATION


Item 1.        Legal.

               There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the quarter ended March 31, 1996.

Item 2.        Change in Securities.

               There were no changes in the Registrant's securities during the quarter ended March 31, 1996.

Item 3.        Defaults Upon Senior Securities.

               The Registrant does not have any outstanding debt or securities of this nature.

Item 4.        Submission of Matters to a Vote of Security Holders.

               The Registrant did not submit any matters to a vote of the security holders during the quarter ended March 31, 1996.

Item 5.        Other Information.

               The Registrant had no events that would require disclosure under this section during the quarter ended March 31, 1996.

Item 6.        Exhibits and Reports on Form 8-K.

               (a) No report on Form 8-K was filed by the Registrant for the quarter ended March 31, 1996.

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
