Form 10QSB
period 1996-06-30
HARRELL INTERNATIONAL INC
filed 1996-12-05
CIK 45694

                        SECURITY AND EXCHANGE COMMISSION

                                WASHINGTON, DC.

                                 FORM 10 - QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 1996 Commission File No: 0-2661

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

                                 (214)250-6370
                ------------------------------------------------
               (Registrant's telephone no., including area code)


| Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              (1) Yes  X   No
                                      ---     ---
                              (2) Yes  X   No
                                      ---     ---

          The number of shares outstanding of the registrant's Class A, $.01 par value common stock as of May 21, 1996, was 976,580.

                          HARRELL INTERNATIONAL, INC.




                                     INDEX


                                                                            Page
                                                                            ----
Part I    Financial Information


          Item 1    Financial Statements

                    Consolidated Balance Sheets                               3
                     -- As of June 30, 1996, and September 30 1995

                    Consolidated Statements of Income                         4
                     -- Three Months Ended June 30, 1996 and 1995

                    Consolidated Statements of Cash Flows                     5
                     -- Three Months Ended June 30, 1996 and 1995

                    Notes to Consolidated Financial Statements                6


          Item 2    Management's discussion and analysis of Financial         7
                    Condition and Results of Operation


Part II   Other Information                                                   8


Signature Page                                                                9

Part I    FINANCIAL INFORMATION

          Item 1   Financial Statements

                   HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                       June 30, 1996  September 30, 1995
                                                        (Unaudited)        (Audited)
                                                       ------------   ------------------
          ASSETS
          ------
Current Assets:
--------------
Cash                                                   $    56,315        $    36,843
Accounts Receivable                                         44,732             41,201
Other Current Assets                                         4,132              5,961
                                                       -----------        -----------
          Total Current Assets                         $   105,178        $    84,005
Investment in Joint Ventures                                (3,309)            (9,009)
Furniture & Equipment (net)                                  5,731              4,071
                                                       -----------        -----------
          Total Assets                                 $   107,600        $    79,067
                                                       ===========        ===========


          LIABILITIES & STOCKHOLDERS' DEFICIT
          -----------------------------------
Current Liabilities:
-------------------
Accounts Payable and Accrued Liabilities               $    70,305        $    50,819
Amounts Payable to Related Parties                          11,078             15,077
Accrued Salaries & Payroll Taxes                             1,684             16,516
                                                       -----------        -----------
          Total Current Liabilities                    $    83,067        $    82,412
Note Payable                                                     0                  0
                                                       -----------        -----------
          Total Liabilities                            $    83,067        $    82,412

Stockholders' Deficit:
---------------------
Preferred Stock to be issued                           $   243,331        $   243,331
Common Stock:
Class A $.01 par value, 9,000,000 shares authorized,
976580 issued and outstanding                                9,766              9,766
Class B $.01 par value, 1,000,000 shares authorized,
No shares issued or outstanding                                  0                  0
Additional Paid in Capital                               2,077,287          2,077,287
Accumulated Deficit                                     (2,305,850)        (2,333,729)
                                                       -----------        -----------
          Total Stockholders' Deficit                  $    24,534        $    (3,345)
                                                       -----------        -----------
          Total Liabilities & Stockholders' Deficit    $   107,600        $    79,067
                                                       ===========        ===========

                   HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                        For the Three Months     For the Nine Months
                                                           Ended June 30             Ended June 30
                                                       ----------------------   ----------------------
                                                         1996         1995        1996          1995
                                                       ---------    ---------   ---------    ---------
Revenues:
---------
       Management Fees                                 $ 106,093    $  98,197   $ 298,602    $ 207,911
       Accounting Fees                                         0            0           0            0
       Consulting Fees                                         0       12,000      10,000       82,000
       Equity in earnings (losses) of Joint Ventures      (8,224)       1,526      (3,605)       5,336
       Other Income                                        1,029        1,507       2,632        5,581
                                                       ---------    ---------   ---------    ---------

       Total Revenues                                  $  98,898    $ 113,230   $ 307,629    $ 300,828

Expenses:
---------
       Employee Compensation & Related                    72,650       58,890     189,272      185,797
       General & Administrative Expenses                  23,160       23,705      52,086       64,316
                                                       ---------    ---------   ---------    ---------

       Total Expenses                                  $  95,810    $  82,595   $ 241,358    $ 250,113

       Income (Loss) before Income Taxes               $   3,088    $  30,635   $  66,271    $  50,715

       Provision for Income Taxes                              0            0           0            0
                                                       ---------    ---------   ---------    ---------

       Net Income (Loss)                               $   3,088    $  30,635   $  66,271    $  50,715
                                                       =========    =========   =========    =========


       Income (Loss) per common share                  $    0.00    $    0.03   $    0.07    $    0.05

       Weighted average number of common
                 shares outstanding                      976,580      976,580     976,580      976,580

                   HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                       For the Nine Months Ended June 30

                                                              1996        1995
                                                           ---------    ---------
Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                                          $  66,271    $  50,714

Adjustments to reconcile Net Income (Loss) to Net
-------------------------------------------------
Cash Provided (Used) for Operating Activities:
----------------------------------------------
Depreciation Expense                                           1,786        2,742
Equity in (Earnings) Losses of Joint Ventures                 (3,778)      (2,905)
Accretion of Equity Interest in Assets of Joint Ventures
     over Initial Investments                                 (2,430)      (2,430)
Distribution Received from Joint Ventures                      1,750        4,100
Equity Contribution to Joint Ventures                              0            0

Changes in Assets and Liabilities:
----------------------------------
(Increase) Decrease in Accounts Receivable                    (3,530)     (18,344)
(Increase) Decrease in Other Current Assets                    5,486       (5,932)
Purchase of Furniture & Equipment                              3,446       (2,711)
Increase (Decrease) in Accounts Payable and Accrued
     Liabilities                                             (33,012)      (6,692)
Increase (Decrease) in Amounts Due Related Parties                 0        7,535
Increase (Decrease) in Accrued Salaries & Related            (16,517)     (42,994)
                                                           ---------    ---------
Net Cash provided (used) by Operating Activities           $  19,472    $ (16,917)

Cash Flows from Financing Activities:
-------------------------------------
Increase in Note Payable                                           0     (216,933)
Increase in Preferred Stock                                        0      243,331
                                                           ---------    ---------
Net Increase (Decrease) in Cash                            $  19,472    $   9,481
                                                           =========    =========

Cash at Beginning of Period                                   36,843        7,997
Cash at End of Period                                         56,315       17,478
                                                           ---------    ---------
Net Increase (Decrease) in Cash                            $  19,472    $   9,481
                                                           =========    =========

                          HARRELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  PRINCIPLES OF DISCLOSURE

The balance sheet as of June 30, 1996, and the related statements of income and cash flows for the six month period ended June 30, 1996 and 1995, are consolidated with the company's wholly-owned subsidiary (Hotel Management Group, Inc.), and it's wholly owned subsidiaries Hotel Management Group (California) and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.


The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Registrant's annual financial statements and notes.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

Material Changes in the Results of Operations.

          (1)  Joint Venture Projects

               The Company recognizes revenue or expenses from its joint venture projects in two respects. First, the Company records income or losses from the normal operations of the ventures which take into consideration the revenue and expenses from the operation of the apartment projects owned and operated by them. Second, the Company recognizes other income to the extent it accretes over the assets' lives the difference between its investment in the joint ventures and its share of the joint ventures' initial net assets. This accretion into income is produced as a result of the Company having received an interest in the joint ventures without making an initial investment. For the six month period ended June 30, 1996, the Company's share of the amount of the earnings from joint ventures was a net income of $1,909 and the accretion into other income was $810.

          (2)  Hotel Management Group, Inc. (HMG)

               Hotel Management Group formed a wholly owned subsidiary Hotel Management Group (California), Inc. [HMG(CA)] to operate its California properties and Hotel Management Group Mississippi, Inc. [HMG (MS)] to operate its Mississippi property. HMG (CA) began operations January 1, 1994. HMG (MS) began operations July 1, 1994.

               The following reflects a summary of the results of operations for the six months ended June 30, 1996, and is fully consolidated with Hotel Management Group (California) and Hotel Management Group (Mississippi).

                                                  6 months
                                                  --------
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

Part II.  OTHER INFORMATION


Item 1.   Legal.

          There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the quarter ended June 30, 1996.

Item 2.   Change in Securities.

          There were no changes in the Registrant's securities during the quarter ended June 30, 1996.

Item 3.   Defaults Upon Senior Securities.

          The Registrant does not have any outstanding debt or securities of this nature.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Registrant did not submit any matters to a vote of the security holders during the quarter ended June 30, 1996.

Item 5.   Other Information.

          The Registrant had no events that would require disclosure under this section during the quarter ended June 30, 1996.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) One report on Form 8-K was filed by the Registrant for the quarter ended June 30, 1996, a copy of which is attached hereto by reference.

                              S I G N A T U R E S





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

                                              HARRELL INTERNATIONAL, INC.




Date:                                         /s/ Paul L. Barham
      -----------------------                 ----------------------------------
                                              Paul L. Barham
                                              Vice President, Chief Financial
                                              Officer and Director

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27               Financial Data Schedule

  99               Form 8K to May 30, 1996
