Form 10KSB40
period 1996-09-30
HARRELL INTERNATIONAL INC
filed 1997-02-28
CIK 45694

--------------------------------------------------------------------------------

                          HARRELL INTERNATIONAL, INC.

                         17218 Preston Road, Suite 3200
                                Dallas, TX 75252





                                  Form 10-KSB



                           For the fiscal year ended:
                               September 30, 1996





                                  Submitted to





                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.

                           Commission File No. 0-2661


--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB.

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                 Commission File No.:
September 30, 1996                                 0-2661

                          HARRELL INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Delaware13-1946181
               (State of Incorporation)(I.R.S. Employer Id. No.)

               17218 Preston Road, Suite 3200, Dallas, TX  75252
              (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code: (972) 250-6370
          Securities registered pursuant to Section 12(b) of the Act:

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X]

          Issuer's revenues for its most recent fiscal year $402,595
                                                            --------

         The aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of July 1, 1991, the last available quotation date: Approximately $95,099.

         The number of shares of the registrant's Class A, $.01 par value Common Stock outstanding as of September 30,1996 was 976,580.

                                     PART I

Item I. Description of Business

         Since September 30, 1990, the Company's intention has been to engage in the acquisition, development and management of real estate properties directly and through affiliates, including joint ventures and partnerships (in which its interests would be that of a general partner having substantial involvement or participation in management). The Company focused its initial real estate activities upon purchase, development and management of condominiums, apartments and other residential properties located in the Southwestern and Southeastern United States but did not rule out the possibility of pursuing similar opportunities with respect to office buildings, shopping centers and other commercial real estate projects throughout the United States and abroad.

         These proposed activities of the Company were intended to be structured in such a way as to preclude the Company from being deemed to be an investment company for purposes of the Investment Company Act of 1940.

         In August 1992, with the Company's acquisition of Hotel Management Group, Inc., the Company expanded its focus to include the acquisition, development, and management of hotels, directly and through affiliates.


                                    HISTORY

         HARRELL INTERNATIONAL, INC. (the "Company") is a Delaware corporation which was originally incorporated in 1959 in Massachusetts under the name of Formula 409, Inc. In 1967, the Company's name was changed to The Harrell Corporation and in 1968 to Harrell International, Inc. The Company changed its state of incorporation from Massachusetts to Delaware in March, 1987. The Company originally manufactured and sold a multi-purpose household spray cleaner under the registered trademark "Formula 409." In 1970, the Company sold the rights to "Formula 409" to Clorox Corporation. During the period 1970 to 1983 the Company was primarily engaged in the business of acquiring and operating food and non-food brokers which represented the products of various unrelated manufacturers to either the U. S. Domestic Civilian Market or to the
U. S. Military Resale System. In 1983, the Company completed the divestiture of its consumer products brokerage businesses and entered a phase during which its revenues were derived primarily from the collection of receivables acquired in connection with such divestitures. Such receivables included a note from Sarvis, Incorporated, in the amount of $4.2 million dollars, and to whom the Company sold its operations and assets.

         During fiscal 1988, the Company continued to attempt to develop a business as an international marketing agent for foreign-produced goods in the United States and for U.S. products abroad. However, because of disappointing results and the high costs of continuing to operate the Company, the Board of Directors decided to explore the liquidation or reorganization of the Company.

         During the fall of 1988, Wilson Harrell, then President of the Company, began the search for a possible merger candidate, and to negotiate the sale of notes receivable from the divestiture of its consumer product brokerage business. The Company and Sarvis, Incorporated entered into a Note Purchase Agreement dated as of August 15, 1989. The sale of the Sarvis Note was consummated on October 11, 1989.

         Following the sale of the Sarvis Note, the Company continued searching for a possible merger candidate. In early March, 1990, Wilson Harrell renewed discussions with Geoffrey G. Dart ("Dart"), of Clover, Inc., an Australian businessman with whom the Company had negotiated to the point of a verbal understanding in September, 1988.

         On June 12, 1990, the Company and Clover, Inc. ("Clover") entered into a Stock Purchase Agreement.

Pursuant to the Stock Purchase Agreement, as amended in August 1990, in exchange for a purchase price of $500,000, Clover was issued certain shares of Class A Common Stock and warrants to purchase shares of a new Class B stock. In addition, Dart was elected president and CEO and added as a new director. Clover paid $65,000 at closing with the remainder due within approximately six months, in two installments of $185,000 and $250,000 respectively.

         Clover failed to make either additional payment and on December 23, 1991, the Company and Clover entered into a Restructuring Agreement on the following terms:

         1. Clover returned to the Company for cancellation all of the Clover Class B Stock, all of the warrants, and all but 50,000 shares of the Company.

         2. Clover retained 50,000 shares of the Clover Class A Stock in settlement of all issues relating to the default by Clover under the Stock Purchase Agreement, as amended, and the agreements executed pursuant thereto, and in full satisfaction of all services performed on behalf of the Company by Dart through December 23, 1991.

         3. Dart was to remain president and chief executive officer of the Company but no new management or employment agreement was entered into at that time.

         In light of Clover's failure to make the additional installments and the Company's need for capital in order to pursue the business plan discussed above, the Company determined that it should seek a new capital partner. On December 23, 1991, the Company's Board of Directors authorized Wilson Harrell and Geoffrey Dart to actively seek such a partner.


Xenex Transaction

         On October 24, 1991, the Company borrowed $50,000 from Xenex International, Inc., a Florida corporation, with interest at the rate of 10% per annum with interest and principal due on January 31, 1992.

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

         The Stock Purchase Agreement was executed  May 28, 1992  (the "Xenex
Agreement").   Its terms provided as follows:

         1. Xenex's initial investment of $150,000 entitled Xenex to (i) 291,228 shares, or approximately 37.5% of the Company's then outstanding stock, and (ii) an option to acquire up to an additional 1,650,292 shares of the Company's Class A Common Stock for an aggregate purchase price of $850,000 (the "Warrant'); and

         2. The Warrant (i) was exercisable in whole or in part at any time prior to the first anniversary of the closing date, and
                 (ii) was subject to adjustment to prevent dilution of Xenex's right to acquire 80% control of the Company as a result of the exercise of certain other options to acquire the Company's Common Stock.

         As part of the transaction with Xenex, Wilson L. Harrell, one of the Company's directors, agreed to deposit his shares in a one-year voting trust for the benefit of Xenex. Upon consummation of the transaction with Xenex, the number of directors of the Company was increased by two and Nasir Ashemimry and Joseph Vincent, both of whom were officers, directors and shareholders of Xenex, were elected to the Board.



         On February 16, 1993, the Company entered into a modification of the Xenex Agreement:

         (i)     The term of the Warrant was extended to June 30, 1995.

         (ii) Xenex agreed to loan $150,000 to the Company such loan to bear interest at the rate of 2% above Prime, with the principal and all interest due on June 30, 1995. The Note was secured by the Company's interest in the real property owned by partnerships in which the Company was a partner and by the Company and by some of Class A Common Stock of the Company. The loan together with accrued interest was to be converted to stock at December 15, 1994. The Warrant expired on June 30, 1995, without Xenex purchasing additional shares in the Company.

         On December 15, 1994, an agreement was reached between the Company and Xenex, Inc. (the "Debt Agreement"), to convert the Xenex $216,932.80 loan to the Company, plus accumulated interest, into 472,396 shares of the Company's Common Stock, based on the option price of $.5151 per share as outlined in the Stock Purchase Agreement of May 28, 1992, as modified on February 16, 1993. The parties agreed that the transaction would close only after all regulatory delinquencies or deficiencies had been cured.

         On December 15, 1994, Agreement was reached between Businesship International, Inc. ("BI") and its wholly owned subsidiary Xenex, Inc. to merge Xenex, Inc. into Businesship International, Inc. The effect was to transfer 291,228 shares of the Company's Common Stock from Xenex, Inc. to BI.

         Effective as of September 1, 1996 the Company and BI entered into a Preferred Stock Purchase and Release of Debt Agreement (the "Modification Agreement") that modified and replaced the Debt Agreement. Under the terms of the Modification Agreement, the parties agreed that the Company would issue 243,331 shares of $1.00 , a new class of par value preferred stock (the "Preferred Stock") in exchange for a release of the Company's obligation to BI on the Xenex Loan. Under the Modification Agreement the Preferred Stock is nonconvertible, nonvoting, noncumulative dividend, with dividends of 10% of par value. The Company has the right, but not the obligation, to redeem the Preferred Shares at any time at par value. The Preferred Shares are not registered under federal securities laws or the laws of any state.

         On December 31, 1996, the Articles of Incorporation of the Company were amended to authorize 1,000,000 shares of Preferred Stock and to eliminate the Class B Common Stock. On December 31, 1996, the closing of the Modification Agreement occurred and the 243,331 shares of Preferred Stock were issued to BI.



                                   OPERATIONS

         In furtherance of the Company's intention at September 30, 1990, to acquire, develop and manage real estate projects, the Company has, since December, 1990, entered into the three separate transactions involving residential real estate, the Riviera Project, the Villa Martinique Project and
the Athena Garden Project.   All such transactions
included as a component the Company's entering into a joint venture agreement with another corporation and the acquisition by such joint venture of an interest in an existing apartment complex. After any necessary renovations, the apartment complexes were, and in the case of Villa Martinique and Athena Gardens, continue to be, operated by the joint ventures.

Riviera Project

         The Company entered into a joint venture agreement dated December 7, 1990, with Riviera Investors Corporation, a Texas Corporation ("RIC"), forming the "Riviera Joint Venture." RIC contributed $232,000 to the venture's capital, and the Company assigned to the venture its rights under that certain Contract of Sale dated October 20, 1990, by and between Clover, Inc. and the Estate of James Devereaux Stahlman.

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

         While RIC and the Company share equally the venture's management, the Company supervised its day-to-day operations. The Riviera Project was operated by Hotel Management Group, a wholly owned subsidiary, until the property was sold on August 5, 1996.

         On August 5, 1996, the property was sold to a Mr. Dallas Smith, an unrelated party, for the sum of $260,000. The net proceeds due to the original investors in RIC was approximately the same as their original investment, and therefore the sale resulted in no proceeds to the Company. The partners elected to sell the property due to its lack of past performance or potential future performance as an investment.

Villa Martinique Project

         The Company entered into a joint venture agreement dated July 15, 1991, with Villa Martinique Investors Corporation, a Texas corporation ("VMIC"), forming the "Villa Martinique Apartments Joint Venture." VMIC contributed $275,000 to the venture's capital and the Company contributed 80.714% of its rights in an agreement dated June 17, 1991, to purchase a 146 unit apartment complex (the "VM Project") known as the Villa Martinique Apartments located in Irving, Texas, from Home Savings of America, F.A. ("Home Savings"). The Company's remaining 19.286% interest in the contract was assigned to Wilson L. Harrell in consideration for his agreement to be a co-maker with VMIC of the purchase money promissory note. On August 13, 1991, the VM Project was acquired by the Villa Martinique Joint Venture and Wilson L. Harrell from Home Savings for a purchase price of $1,750,000.

         Pursuant to the joint venture agreement, 87.6% and 12.4% of the joint venture's distributable cash, less reasonable reserves, was distributable to VMIC and the Company, respectively. The Company's 12.4% interest in the venture equated to a 10% interest in the VM Project. Although VMIC and the Company shared equally the right to manage the venture, the Company supervised the venture's day-to-day operations, through Hotel Management

Group.

         On July 13, 1994, the Company, along with the other partners of Villa Martinique Apartments Joint Venture entered into a Compromise, Settlement and Release Agreement (the "Settlement") with Home Savings, settling claims by the venture against Home Savings as seller of the Villa Martinique Project for roof problems, which caused the complex to experience leaking and ceiling failures
rendering 15 units uninhabitable.   The Settlement called for a new roof being
installed at the Villa Martinique Project, as well as an allowance for other minor repairs.

         Additionally, the partners negotiated a reduction in the interest rate on the Mortgage and an increase of $100,000 to the Mortgage, which amount has been used to make other improvements to the property.

         In order to enhance the Company's liquidity, on November 30, 1996, the Company sold its 10% interest in the Villa Martinique Apartments Joint Venture to the Villa Martinique Investors Corporation, the Company's joint venture partner in the apartment project, for the sum of $38,889, payable as to $29,020 in cash at closing with a note in the amount of $9,869 bearing interest at the prime rate, with principal and interest all due in 2 years. The VM Project continues to be operated by Hotel Management Group.




Athena Gardens Project

         The Company entered into a joint venture agreement dated November 26, 1991, with Athena Gardens Investors Corporation, a Texas corporation ("AGIC"), forming the "Athena Gardens Joint Venture." AGIC contributed $235,500 to the venture's capital and the Company contributed its rights in an agreement dated October 9, 1991, to purchase a 72-unit apartment complex (the "AG Project") known as the Athena Gardens Apartments located in Athens, Texas, from Camarilla Development, Inc. for $600,000. Financing in the amount of $420,000 was secured from First State Bank of Athens, Texas, in order to complete the acquisition.

         Pursuant to the joint venture agreement between the Company and AGIC, 80% and 20% of the venture's distributable cash is distributed to AGIC and the Company, respectively. Although AGIC and the Company share equally the right to manage the venture, the Company supervises the venture's day-to-day operations, through Hotel Management Group.

         In order to enhance the Company's liquidity, on August 20, 1996, the Company sold its 20% Interest in Athena Garden Apartments Joint Venture, to AGIC, the Company's joint venture partner in the apartment project, for the sum of $100,000. The AG Project continues to be operated by Hotel Management Group, Inc.


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

         On September 1, 1993, the Company completed the acquisition of Hotel Management Group, Inc.

Apartment Management

         Effective November 2, 1992, Hotel Management Group assumed the management of the Athena Gardens, Riviera and Villa Martinique apartments at that time, and continues to operate Athena Gardens and Villa Martinique Apartments at September 30, 1996.





Director Resignation

         On August 9, 1996, Mr. Nasir Ashemimry resigned as Chairman and Director of the Company, to pursue other interests.

Hotel Management

         Effective January 1, 1994, Hotel Management Group, Inc. formed a wholly owned subsidiary, Hotel Management Group - California, Inc., to hold the management contract for the operations of the Biltmore Hotel and Suites in Santa Clara, California. Additionally, as part of a restructuring undertaken by the Owners of that hotel, the food and beverage operations at the property were leased to HMG California Partners, L.P. a California Limited Partnership, of which Hotel Management Group - California, Inc. was the General Partner, and the limited partners were members of the Owner's family. Hotel Management Group - California, Inc ceased to be the General Partner of HMG California Partners L.P. on June 22, 1995 as part of further restructuring by the hotel's owner.

         HMG - California entered into a management contract of the Rancho Santa Barbara Marriott in May 1995.

         The management contract on the Days Inn Pass Christian Mississippi was terminated in July 1995, as the property was to be purchased and demolished by the State of Mississippi for the expansion of the highway system. As compensation for the early termination of the management agreement, HMG
Mississippi  received a fee of $15,000.   Additionally, for the period July
1995 through July 1996, HMG Mississippi performed marketing consulting services for the property.

Number of Employees

         At September 30, 1996, the Company had 2 full time employees and no part time employees.

                               Subsequent Events

Memphis Airport Sheraton

         On October 17, 1996 the Company purchased a minority limited partnership interest in the Sheraton Four Points Hotel, located near the Memphis Airport in Memphis, Tennessee. At the same closing a subsidiary of the Company contracted with the new ownership to manage the hotel.

         In June of 1996 an unaffiliated company, LTS Group, Inc. entered into a contract to purchase the hotel for a purchase price of $9 million. Hotel Management Group, Inc. entered into an agreement with LTS Group, Inc. to study feasibility and prepare recommendations and budgets. Hotel Management Group, Inc. was paid at the closing $25,000 for these efforts. Costs to renovate the hotel are budgeted to be approximately $2.5 million, which together with closing costs and working capital for the hotel estimated at $1.2 million comprise the $12.65 million transaction. Of the $12.65 million, Lehman Brothers Holdings, Inc. loaned approximately $11.65 million and contributed equity of $700,000. LTS Group and others contributed equity of $200,000 and the Company contributed $100,000. The hotel is owned through limited partnerships with the Company owning a limited partnership interest equating to a 7% interest in the hotel, LTS Group, Inc., its affiliates and others 23%, and Lehman Brothers and its affiliates 70%. LTS Group, Inc., the Company and others comprise Texas Memphis Investors Limited, a Texas limited partnership. The Lender required as a condition of the loan to the partnership, that Paul L. Barham ("Barham") an officer and director of the Company, and Norman L. Marks ("Marks"), also an officer and director of the Company, individually guarantee certain recourse provisions of the loan, guarantee certain environmental warranties regarding the hotel, and guarantee completion of the Renovations (collectively "Guaranties"). Texas Memphis Investors Limited offered Barham and Marks, or their assigns, in exchange for their Guaranties, each a limited partnership interest in Texas Memphis Investors Limited, which constitutes an interest in the hotel of one percent (1%). The $11.65 million loan in connection with the purchase is for a three year term secured by a first lien mortgage on the hotel, and contains provisions for required payment to the loan of all net operating income of the hotel (after expenses, certain reserves and management fees), with a final additional payment of approximately $2 million.

         Also in connection with the transaction, a newly formed subsidiary of the Company, HMG-Tennessee, entered into a management agreement to manage the hotel and supervise the renovations. HMG- Tennessee and LTS Group, Inc. have agreed to share certain fees in connection with the management agreement. HMG-Tennessee will receive a net monthly management fee of $5,000 per month for the first 8 months, with fees thereafter changing to be a net 8% of the net operating income of the hotel before debt service. In recent years, the hotel has had net operating income of approximately $1 million, although the Company believes that if the proposed renovations and management of the hotel are successful, net income may be able to be increased substantially.

McKinney Texas Development

         On November 19, 1996, Hotel Management Group, Inc., as Agent for McKinney Hotel Development Group, Ltd., a Texas Limited Partnership in organization, entered into an agreement to purchase approximately five acres of land in McKinney, Texas, on which the Partnership intends to build two small hotels and a conference center. The Company will be a limited partner in the venture and Hotel Management Group will manage the hotels and conference centers if the project is completed.

Item 2. Description of  Property

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

Item 3.  Legal Proceedings

         There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the period ended September 30, 1996.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company obtained the written consent of the majority of the Company's shareholders for the fiscal year ended September 30, 1996, in the following matters:

         (i)    Sale of the Company's 20% Interest in Athena Gardens Apartments;

         (ii)   Preferred Stock Purchase and Release of Debt Agreement.

                                    PART II

Item 5.  Market for Common Equity and Related Security Holder Matters

         (a) The following table shows the range of closing bid prices for the Company's Common Stock in the over- the-counter market for the fiscal quarters indicated, as reported by the National Quotation Bureau. The quotations represent limited or sporadic trading and, therefore, do not constitute an "established public trading market". The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commission and do not represent actual transactions.

                         Fiscal 1995             Fiscal 1996
                         Bid Prices              Bid Prices
                        -----------              -----------
Fiscal Period           High    Low              High     Low
-------------           ----    ---              ----     ---
First Quarter           NOT QUOTED               NOT QUOTED
Second Quarter          NOT QUOTED               NOT QUOTED
Third Quarter           NOT QUOTED               NOT QUOTED
Fourth Quarter          NOT QUOTED               NOT QUOTED

         (b) As of September 30, 1996, there were 694 record holders of the Company's $.01 par value Class A Common Stock.

          (c)             There have been no cash dividends paid on the
Company's Common Stocks in fiscal years 1995, 1996 or any subsequent year.   On
December 31, 1996, the Company paid the 10% dividend on the 243,331 shares of Preferred Stock. The Company has no present plans to pay further dividends on the Company's Common Stock.

Item 6.  Management's Discussion and Analysis or Plan of  Operation

                             RESULTS OF OPERATIONS

A.       Revenues

                 Revenues for the periods ended September 30, 1995 and 1996 were primarily produced from the Company's interest in Hotel Management Group, and the sale of the Company's interest in Athena Gardens Apartments.

         The Company anticipates income from Hotel Management Group to increase as the subsidiary secures more management and consulting assignments.

B.       Employee Compensation

         Employee compensation expense includes salaries for Messrs Barham and Marks as well as accounting staff of HMG.

C.       General and Administrative Expenses

         In 1995 and 1996 the Company incurred increased legal and professional fees associated with the Company's goal to be compliant with SEC and other reporting obligations.

Item 7.  Financial Statements

         (1) The following financial statements are filed as a part of this report:

                 See the Index to Financial Statements on page F-1 immediately following page 23 of this report. All such financial statements, schedules and supplementary data are incorporated herein by this reference.

         (2) The following financial statement schedules are filed as part of this report:

                 Not applicable.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

                                    PART III

Item 9.  Directors,  Executive Officers, Promoters and Control Persons:
Compliance with Section 16 (a) of the Exchange Act

         The following table provides certain information concerning each of the directors of Harrell International, Inc. (the "Company") as of September 30, 1996.

                                                                        Consecutive
                           Principal Occupation                           Service
          Name              for the Past 5 Years                           Since           Age
 ----------------------    -----------------------                      -----------        ---
 Paul L. Barham            CFO, Hotel Management Group since               1992            43
                           December, 1989; V. P. Finance, Savoy
                           Resorts, March, 1986 to December, 1989.

                           Current Position:  Chief Financial
                           ----------------
                           Officer of Harrell International.



Norman L. Marks            President, Hotel Management Group               1995            55
                           since December , 1989

                           Current Position: Chief Operating Officer,
                           -----------------
                           of Harrell International, Inc.

The following table provides certain information concerning each of the executive officers of the Company as of September 30, 1996.

                                        All Positions and Terms of
                                        Office with the Company and
         Name                Age        Five Year Employment History
----------------------       ---        ----------------------------
Norman L. Marks              55         Executive Vice President and Chief Operating
                                        Officer from August 19, 1992, Member of
                                        Board of Directors from Sept. 20, 1995.
                                        President of Hotel Management Group, Inc.
                                        since December 1989.

Paul L. Barham               43         Vice President and Chief Financial Officer of
                                        Company from August 19, 1992, Member of
                                        Board of Directors of Company from August
                                        19, 1992;  Secretary to Board of Directors of
                                        Company from August 19, 1992; CFO, Hotel
                                        Management Group since December , 1989.

The Company has not made inquiry of its Directors, Officers and 10 % or more security holders, and otherwise does not have information to determine the level of compliance with the reporting obligation under Section 16 (a) of the Exchange Act.

Item 10.  Executive Compensation

         The following table shows the aggregate cash compensation for services in all capacities paid or accrued by the Company and its subsidiaries during the fiscal year ended September 30, 1996, to (i) each executive officer whose aggregate cash compensation exceeded $100,000 during such year and (ii) all executive officers of the Company as a group.

Name of Individual
   or Number of
Persons in Group         Capacity in which served        Compensation (1)
----------------         ------------------------       -------------
Norman L. Marks                  COO                    Received less than $100,000

Paul L. Barham                   CFO                    Received less than $100,000




(1) This does not include medical expense reimbursement, club dues, or the value of automobiles (and their maintenance, repair and insurance) furnished to all of the executive officers of the Company, which in the aggregate for all officers amounted to $12,000 during fiscal year 1996.

         At the present time the Company has, and at all times during the past three fiscal years, the Company had no pension, retirement, annuity, deferred compensation, incentive or stock purchase, thrift or profit-sharing plan.

         Directors receive no fees for serving in such capacity.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of September 30, 1996, (i) the name of each current director of the Company and each person or entity known to the Company to be the beneficial owner of more than 5% of the Company's Class A Common Stock, (ii) the number of shares of the Company's Class A Common Stock beneficially owned by each such current director and 5% beneficial owner and all officers and directors of the Company as a group, and (iii) the percent of outstanding Class A Common Stock so owned by each such director, 5% beneficial owner and management group:

                                               Number of shares
                                               of Class A Common
                                               Stock Beneficially
         Name and Address                      owned as of                 Approximate
         of Beneficial Owner                   September 30, 1996 (1)      Percent of Class
         -------------------                   ----------------------      ----------------
DIRECTORS:

         Paul L. Barham (2)                    0                           0
         17218 Preston Road
         Suite 3200
         Dallas, TX 75252

         Norman L. Marks   (3)                 0                           0
         17218 Preston Road
         Suite 3200
         Dallas, TX 75252

5% BENEFICIAL OWNERS:

         Businesship International, Inc.       291,288                     29.82%
         One Alhambra Plaza
         Suite 1400
         Coral Gables, FL 33134

         Barham Family Interest, Inc.          100,000                     10.24%
         17218 Preston Road                    63,639 options (4)
         Suite 3200
         Dallas, TX 75252

         Marks & Associates, Inc.              100,000                     10.24%
         17218 Preston Road                    63,639 options (4)
         Suite 3200
         Dallas, TX 75252

         Wilson Harrell                        164,570 (5)                 16.85%
         7380 Pine Valley Road
         Cumming, GA 30131

         Clover, Inc.                          50,000                      5.12%
         2661 Midway Road
         Suite 224
         Carrollton, TX 75006

         (1) Except as noted below, the individual listed has sole voting and investment power.

         (2) Barham and his other family members own 100,000 shares through Barham Family Interest, Inc.

         (3) Marks and his other family members own 100,000 shares through Marks and Associates, Inc.

         (4) On September 27, 1996, Businesship International granted Barham Family Interest, Inc., and Marks and Associates, Inc., each an option to acquire 63,639 shares from BI. The options shall automatically expire on September 30, 2001, if not exercised.

         (5) The 5,850 shares of Class A Common Stock owned by Charlene Echols Harrell, Wilson L. Harrell's wife, are included in Mr. Harrell's beneficial ownership in the above table.

         As of September 30, 1996, the Company had 976,580 shares of Class A Common Stock, issued and outstanding.

                                    PART IV

Item 12.  Exhibits and Reports on Form 8-K

         (a)      Exhibits --

                  (1) The following exhibits, as required by Item 601 of Regulation SB, are attached hereto or incorporated herein by this reference:

                  (2) Certificate of Incorporation as last amended, effective as of January 21, 1989, a copy of which was filed with the Company's Form 10-K report for the fiscal year ended September 30, 1990.

                  (3)  Material Contracts:

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

                          (G) Settlement Compromise and Release Agreement between Villa Martinique Apartments Joint Venture, Wilson L. Harrell, the Company and Home Savings of America F. S. B., a copy of which was attached to the Company's Form 10-Form 10-KSB report for the fiscal year ended September 30, 1994.

                          (H) Preferred Stock Purchase and Release of Debt Agreement between the Company and Businesship International, Inc. dated September 1, 1996, a copy of which is attached to this filing.


         (b) Reports on Form 8-K -- One report on Form 8-K was filed during the quarter ended September 30, 1996, a copy of which is attached with this filing.

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

DATE: February 28, 1997
      ---------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons comprising the majority of the current Directors on behalf of the registrant and in the capacities and on the dates indicated.



         /s/ PAUL L. BARHAM                                   February 28, 1997
         -----------------------------------------          --------------------
         Paul L. Barham, Vice President,                             Date
         Chief Financial Officer and Director

         /s/ NORMAN L. MARKS                                  February 28, 1997
         -----------------------------------------          --------------------
         Norman L. Marks, Vice President                             Date
         Chief Operating Officer and Director

                          HARRELL INTERNATIONAL, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets at September 30, 1996 and 1995  . . . . . . . .  F-3

Consolidated Statements of Operations For the Years Ended
    September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Changes in Shareholders' Equity (Deficit)
    For the Years Ended September 30, 1996 and 1995 . . . . . . . . . . . .  F-5

Consolidated Statements of Cash Flows For the Years Ended
    September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .  F-7

                     [JACKSON & RHODES P.C. LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Harrell International, Inc.


We have audited the accompanying consolidated balance sheets of Harrell International, Inc. and subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harrell International, Inc. and subsidiary as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                       /s/ JACKSON & RHODES P.C.
                                                           Jackson & Rhodes P.C.





Dallas, Texas
December 13, 1996

                          HARRELL INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND 1995

                                     ASSETS

                                                             1996           1995
                                                          -----------    -----------
Current assets:
      Cash                                                $   140,288    $    36,843
      Accounts receivable                                      49,712         41,201
      Accounts receivable - affiliate                           5,125
      Other assets                                              2,888          5,961
                                                          -----------    -----------
             Total current assets                             198,013         84,005
                                                          -----------    -----------

Property and equipment:
      Furniture and fixtures                                   25,343         21,897
         Less accumulated depreciation                        (20,211)       (17,826)
                                                          -----------    -----------
             Total property and equipment                       5,132          4,071
                                                          -----------    -----------

Other assets:
      Investment in limited partnership                         2,798           --
                                                          -----------    -----------

                                                          $   205,943    $    88,076
                                                          ===========    ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable and accrued liabilities            $    65,972    $    50,819
      Accrued salaries                                            551         16,516
                                                          -----------    -----------
             Total current liabilities                         66,523         67,335

Long-term debt:
      Amounts payable to related parties                        8,000         15,077
      Investments in joint ventures (Note 5)                   12,961          9,009
                                                          -----------    -----------
             Total liabilities                                 87,484         91,421
                                                          -----------    -----------

Commitments and contingencies (Note 10)                          --             --

Shareholders' equity (deficit):
      Preferred stock to be issued (Note 3)                      --          243,331
      Preferred stock, $1 par, 1,000,000 shares authorized,
         243,331 shares issued and outstanding                243,331           --
      Common stock:
         Class A, $.01 par; 9,000,000 shares authorized,
             976,580 shares issued and outstanding              9,766          9,766
         Class B, $.01 par; 1,000,000 shares authorized,
             no shares issued or outstanding                     --             --
      Additional paid-in capital                            2,077,287      2,077,287
      Accumulated deficit                                  (2,211,925)    (2,333,729)
                                                          -----------    -----------
             Total shareholders' equity (deficit)             118,459         (3,345)
                                                          -----------    -----------

                                                          $   205,943    $    88,076
                                                          ===========    ===========


          See accompanying notes to consolidated financial statements.

                          HARRELL INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                  1996         1995
                                               ----------   ----------
Revenues:
      Management fees                          $  373,094   $  300,757
      Consulting fees                              15,900       82,400
      Equity in income of joint ventures            3,623        2,437
      Other                                         9,978       16,374
                                               ----------   ----------
                Total revenues                    402,595      401,968
                                               ----------   ----------

Expenses:
      Employee compensation                       253,157      221,292
      General and administrative                   99,373      102,917
                                               ----------   ----------
                Total expenses                    352,530      324,209
                                               ----------   ----------

                Operating income                   50,065       77,759

Gain on sale of joint ventures                     96,070         --
                                               ----------   ----------

Net income                                        146,135       77,759

Preferred dividends accrued                        24,331         --
                                               ----------   ----------

Net income available for common shareholders   $  121,804   $   77,759
                                               ==========   ----------

Earnings per common share                      $     0.12   $     0.08
                                               ==========   ==========

Weighted average shares outstanding               976,580      976,580
                                               ==========   ==========






          See accompanying notes to consolidated financial statements.

                          HARRELL INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                    Years Ended September 30, 1996 and 1995



                                          Preferred
                                            Stock              Preferred Stock                Common Stock - Class A
                                                          -----------------------------   -----------------------------
                                         to be Issued        Shares          Amount          Shares          Amount
                                         -------------    -------------   -------------   -------------   -------------
Balance, September 30, 1994              $        --               --     $        --           976,580   $       9,766

Preferred shares to be issued
    for conversion of debt (Note 3)            243,331             --              --              --              --

Net income                                        --               --              --              --              --
                                         -------------    -------------   -------------   -------------   -------------

Balance, September 30, 1995                    243,331             --              --           976,580           9,766

Preferred stock issued                        (243,331)                         243,331            --              --

Net income available for
    common shareholders                           --               --              --              --              --
                                         -------------    -------------   -------------   -------------   -------------

Balance, September 30, 1996              $        --                      $     243,331         976,580   $       9,766
                                         =============    =============   =============   =============   =============


                                                                               Total
                                            Additional                      Shareholders'
                                             Paid-In        Accumulated        Equity
                                             Capital         Deficit         (Deficit)
                                          -------------    -------------    -------------
Balance, September 30, 1994               $   2,077,287    $  (2,411,488)   $    (324,435)

Preferred shares to be issued
    for conversion of debt (Note 3)                --               --            243,331

Net income                                         --             77,759           77,759
                                          -------------    -------------    -------------

Balance, September 30, 1995                   2,077,287       (2,333,729)          (3,345)

Preferred stock issued                             --              --               --

Net income available for
    common shareholders                            --            121,804          121,804
                                          -------------    -------------    -------------

Balance, September 30, 1996               $   2,077,287    $  (2,211,925)   $     118,459
                                          =============    =============    =============



          See accompanying notes to consolidated financial statements.

                          HARRELL INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended September 30, 1996 and 1995

                                                              1996         1995
                                                           ----------   ----------
Cash flows from operating activities:
     Net income available for common shareholders          $  121,804   $   77,759
       Adjustments to reconcile net income to
          net cash provided by operating activities:
         Depreciation                                           2,385        3,603
         Gain on sale of joint venture                        (96,070)        --
         Equity in (income) losses of joint venture            (3,624)      (2,437)
         Accretion of equity interest in assets of
            joint venture over initial investments             (3,121)      (3,240)
         Changes in assets and liabilities:
            Accounts receivable                                (8,511)     (10,290)
            Other assets                                        3,073       (1,692)
            Accounts payable and accrued liabilities           14,169       22,728
            Amounts payable to related parties                 (7,078)      (4,328)
            Accrued salaries                                  (15,965)     (55,395)
                                                           ----------   ----------
               Net cash provided by operating activities        6,062       26,708
                                                           ----------   ----------

Cash flows from investing activities:
     Purchase of furniture and equipment                       (3,446)      (3,612)
     Return of capital in joint ventures                        7,752        5,750
     Proceeds from sale of joint venture                      100,000         --
     Receivable from affiliate                                 (5,125)        --
     Investment in limited partnership                         (2,798)        --
                                                           ----------   ----------
               Net cash provided by investing activities       96,383        2,138
                                                           ----------   ----------

Net increase in cash                                          102,445       28,846

Cash at beginning of year                                      36,843        7,997
                                                           ----------   ----------

Cash at end of year                                        $  140,288   $   36,843
                                                           ==========   ==========


Supplemental cash flow information:
     Interest paid during year                             $     --     $       80
                                                           ==========   ==========

Non-cash transactions:

     In December 1995, the Company agreed to issue certain preferred shares as payment for certain debt (Note 3).


          See accompanying notes to consolidated financial statements.

                         HARRELL INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 AND 1995



1.     DESCRIPTION OF BUSINESS

       Organization

       Harrell International, Inc., a Delaware corporation (the "Company") began operations in 1959. The Company entered into the acquisition, development and management of real estate properties including joint ventures and partnerships (in which its interests would be that of a general partner having substantial involvement in management) in December 1990. The Company plans to focus its real estate activities upon purchase, development and management of hotels, and other income-producing properties located in the southwestern and southeastern United States. The Company acquired Hotel Management Group, Inc. ("HMG") in August 1992. A significant portion of the revenues in 1996 and 1995 were produced from the Company's wholly-owned subsidiary, HMG.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions are eliminated in consolidation.

       Use of Estimates and Assumptions

       Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

                         HARRELL INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Investments in Joint Ventures

       The Company uses the equity method of accounting for its investments in joint ventures. Accordingly, the Company recorded its investment in joint ventures at cost and records subsequent contributions, returns of capital and equity in earnings as an adjustment to the initial investment (Note 5).

       Income Taxes

       The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which requires a change from the deferred method to the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

       Earnings Per Common Share

       Earnings per common share is computed on the weighted average number of shares outstanding during the period.

3.     CAPITAL TRANSACTION WITH XENEX INTERNATIONAL, INC.

       On May 28, 1992, the Company entered into a stock purchase agreement (the "Agreement") with Xenex International, Inc. ("Xenex"), a Florida corporation, whereby upon successful completion of the terms of the Agreement, Xenex would purchase, or be granted an option to purchase, up to 1,941,520 shares of Class A common stock of the Company.

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

       Further, on the closing date, the Company's chairman and Xenex established a voting trust which provided that Xenex, or its designees, as trustee, had the right to vote the chairman's shares for a time period not to exceed one year from the closing date. This voting trust, together with the shares owned by Xenex, gave Xenex control of approximately 59% of the total outstanding shares of the Company for the year ended September 30, 1994.

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

       On February 16, 1993, the Company entered into a modification of the common stock warrant with Xenex which extended the term of the warrant to June 30, 1995. The warrant expired on June 30, 1995, without Xenex purchasing additional shares in the Company. In addition, Xenex agreed to loan the Company $150,000. The loan bore interest at 2% above prime with principal and interest due on June 30, 1995. The note was secured by the Company's joint venture interests (see Note 5). The note was increased and an additional $66,933 was funded during 1994.

       By agreement with Businesship (see below) dated September 27, 1996, the outstanding balance of the note of $243,331, including accrued interest of $26,398, was converted into preferred stock to be issued by the Company. The preferred shares were from a new class of stock authorized by the Company and are nonvoting, nonconvertible and will pay a 10% dividend ($24,331 annually), beginning with the year ended September 30, 1996. The Company shall have the right, but not the obligation, to redeem the shares at any time at par value.

       In March 1993, an agreement was reached between Xenex and Businesship International ("Businesship") for the sale of Xenex to Businesship. Xenex and Businesship are majority owned by Mr. Nasir Ashemimry, a director of the Company. Under the terms of the agreement, Businesship purchased Xenex's rights, duties and obligations under the Xenex Agreement with the Company.

       On December 15, 1994, an agreement was reached between Businesship and its wholly-owned subsidiary, Xenex, to merge Xenex into Businesship. The effect was to transfer 291,228 shares of the Company's Class A common stock from Xenex to Businesship.

       On December 15, 1994, the board of directors of Businesship resolved to declare a dividend of all the stock that it owned in the Company to its shareholders of record as of January 15, 1995. The effect of this action was that a total of up to 291,228 shares of Class A common stock of the Company was to be issued to sixty-eight people and/or entities. As a result of these events, Nasir Ashemimry was to own or beneficially own 14.9% or more of the Company's Class A common stock. Delivery of the stock certificates had been delayed pending the resolution of all deficiencies in the Company's reporting obligations under the Securities Exchange Act of 1934. On January 31, 1996, the shareholders of Businesship resolved not to issue stock in the Company to Businesship shareholders, but that Businesship International would remain holder of the 291,228 shares in the Company.

                         HARRELL INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     ACQUISITION OF HOTEL MANAGEMENT GROUP

       In August 1992, the Company purchased 100% of the issued and outstanding common stock of HMG. The common stock was purchased from Barham Family Interests, Inc. ("Barham") and Marks and Associates, Inc. ("Marks") for stock and consideration of $15,149, which represented the net book value of HMG at the time of acquisition. In addition, the Company issued 200,000 shares of its Class A common stock to Barham and Marks (100,000 shares each). HMG is engaged in the business of managing the general operations of hotels and providing them with accounting services.

       In conjunction with the purchase, the Company signed a three year employment agreement with the former officers of HMG, Paul Barham and Norman Marks. As an inducement to sign, the officers were granted signing bonuses of $25,000 each, to be paid $12,500 each upon execution of the agreement and $12,500 each by June 30, 1995. The Company paid the remaining $12,500 each in October 1993. Additionally, they are to receive an annual salary of $75,000 each, monthly car allowances of $500 each, a health care package and plans for both incentive compensation and stock options. In addition, the officers were granted the right to rescind the transaction in the event the Company did not receive an additional $850,000 in equity capital any time prior to June 30, 1995. The officers elected not to rescind the transaction.

       Effective January 1, 1994, HMG formed a wholly-owned subsidiary, Hotel Management Group - California, Inc. ("HMG - California") to hold the management contract for the operations of the Biltmore Hotel and Suites in Santa Clara, California. Additionally, as part of a restructuring undertaken by the owners of that hotel, the food and beverage operations at the property were leased to HMG California Partners LP, a California Limited Partnership, of which HMG - California is the General Partner, and the limited partners are members of the owner's family. HMG - California, Inc. ceased to be the General Partner of HMG California Partners, LP on June 22, 1995, as part of further restructuring by the hotel's owner.

       Effective July 22, 1994, HMG formed a wholly-owned subsidiary, Hotel Management Group - Mississippi, Inc. ("HMG - Mississippi") to hold the management contract for the operation of the Days Inn, a 60-room oceanfront limited service hotel in Pass Christian, Mississippi. HMG opened this property on August 25, 1994. The management contract on the Days Inn in Pass Christian, Mississippi (Note 4), was terminated in July 1995. The property was to be purchased by the State of Mississippi and demolished for the expansion of the highway system. As compensation for the early termination of the management agreement, HMG - Mississippi has received a fee of $15,000.

                         HARRELL INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     INVESTMENTS IN JOINT VENTURES

       In furtherance of management's stated intention to acquire, develop and manage real estate projects, the Company entered into three separate related party transactions with directors of the Company (among others). The initial transactions involved contributions by the Company of rights or assets other than cash. All three transactions required the Company to enter into a joint venture agreement with another corporation whereunder the joint venture acquired an interest in an apartment complex. During 1996, the Company sold two of the properties, Athena Gardens and Riviera, resulting in a gain of $96,070. The Company has also entered into an agreement to sell the third joint venture, Villa Martinique.

       Riviera

       On December 7, 1990, the Company entered into a joint venture agreement with Riviera Investors Corporation ("Riviera"). This joint venture is referred to as the "Riviera Joint Venture".

       Under the terms of the joint venture agreement as amended, Riviera contributed $232,000 to the venture and the Company contributed all of its rights under a purchase agreement it had entered into for the acquisition of an apartment complex known as Riviera Apartments located in Dallas, Texas. The agreement provided that Riviera was to receive the first $32,480 of the venture's annual net profits (as defined), and the Company would receive any net profits exceeding $32,480, but less than $64,960. Any net profits in excess of $64,960 would be allocated 40% to the Company and 60% to Riviera. Net losses were to be allocated equally to Riviera and the Company. Riviera and the Company had a 60% and 40% voting interest, respectively, in the joint venture. The Company supervised the joint venture's day-to-day operations through HMG. No compensation, other than the profit sharing arrangement discussed above, was received for such supervision by the Company.

       During 1996 and 1995, the Riviera Joint Venture did not earn in excess of $32,480. Accordingly, the Company did not recognize any equity in the earnings of the Riviera Joint Venture for the fiscal years ended September 30, 1996 and 1995.

       On August 3, 1996, the Riviera Apartments were sold to a Mr. Dallas Smith, an unrelated party, for the sum of $260,000. The net proceeds due to the original investors in Riviera were slightly more than their original investment, and therefore the sale resulted in no proceeds to the Company. The partners elected to sell the property due to its lack of past performance or potential future performance as an investment.

                         HARRELL INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     INVESTMENTS IN JOINT VENTURES (CONTINUED)

       Villa Martinique

       On July 15, 1991, the Company entered into a joint venture known as the "Villa Martinique Joint Venture" with Villa Martinique Investors Corporation ("Villa Martinique"). The joint venture was formed to purchase and operate an apartment complex in Irving, Texas known as the Villa Martinique Apartments. Under the terms of the joint venture agreement, Villa Martinique contributed $275,000, and the Company contributed 80.714% of its rights under a purchase agreement with Home Savings of America, F.S.B. ("Home Savings") to acquire the property.
       The remaining 19.286% interest in the property was conveyed by the Company to the Company's chairman in consideration for his agreement to be a co-maker of the promissory note discussed below. Villa Martinique Joint Venture consists of the Company, with a 12.4% ownership and profit or loss interest and Villa Martinique, with the remaining 87.6%. The Company's 12.4% interest in the joint venture translates into a 10% interest in the underlying property.

       Although both Villa Martinique and the Company share equally the right to manage the joint venture, the Company, through HMG, supervises the joint venture's day-to-day operations.

       Villa Martinique and the Company's chairman are both makers of an August 13, 1991, promissory note to Home Savings in the amount of $1,495,000, which bears interest at 7.5% through August 31, 1992. The rate increases 8.5%, 10% and 10.5% for the periods ending August 31, 1993, August 31, 1994 and September 1, 2001, respectively. This note is collateralized by property, an assignment of the property's leases and rents, and personal guarantees.

       On July 13, 1994, the Company, along with the other partners of Villa Martinique Joint Venture entered into a Compromise, Settlement and Release Agreement ("the Compromise") with the property's mortgage holder, Home Savings. The Compromise was reached after responsibility for roof problems, which caused the complex to experience leaking and ceiling failures rendering 15 units uninhabitable, was acknowledged by the lender. The Compromise called for a new roof to be installed at the property, was well as an allowance for other minor repairs. Additionally, the partners negotiated an increase of $100,000 to the related mortgage, which was allocated to be used to make other improvements to the property, as well as a reduction in the interest rate on the mortgage.

       During the fiscal years ended September 30, 1996 and 1995, the Company recognized $6,309 and $3,366, respectively, in equity in the earnings of Villa Martinique.

                         HARRELL INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     INVESTMENTS IN JOINT VENTURES (CONTINUED)

       Sale of the Company's Interest in Villa Martinique Apartments

       The Company has negotiated with Messrs. Arthur Linkletter and Wilson Harrell to sell the Company's 10% interest in the Villa Martinique Apartments Joint Venture for the sum of $38,889, payable $29,020 in cash at closing with a note in the amount of $9,869 bearing interest at the prime rate, due in two years. This transaction closed in November 1996.

       Athena Gardens

       On November 26, 1991, the Company entered into a joint venture agreement with related parties to purchase and operate a 72-unit complex known as Athena Gardens Apartments in Athens, Texas. This transaction provided for the joint venture's December 4, 1991 acquisition of the property from Camarilla Development, Inc. ("Camarilla") for $600,000 in cash, $420,000 of which was financed by First State Bank ("First State"). The First State loan is collateralized by a first lien deed of trust, assignment of rents and leases and other liens in favor of First State and personal guarantees. The $420,000 loan is to be repaid over 120 months and bears a fluctuating interest rate which is based on the prime lending rate plus two percent. The maximum and minimum rates are 15% and 9% per annum, respectively.

       Like the Riviera and Villa Martinique projects, this transaction provided for the assignment by the Company of its real property purchase contract to the joint venture comprised of the Company and Athena Gardens Investors Corporation, a Texas corporation ("Athena Gardens Corporation"). The joint venture is referred to as the "Athena Gardens Joint Venture".

       Athena Gardens Corporation made a $235,500 capital contribution to the Athena Gardens Joint Venture and the Company contributed its rights under its purchase contract with Camarilla. Under the terms of the joint venture agreement, the net profits or losses (as defined) were to be distributed 80% to the Athena Gardens Corporation and 20% to the Company, after reasonable reserves are withheld for the joint venture's indebtedness. Although both the Company and Athena Gardens Corporation had an equal voice in the management of the Athena Gardens Joint Venture's business, the Company, through HMG, supervised its day-to-day affairs.

       During the fiscal years ended September 30, 1996 and 1995, the Company recognized $9,650 and $802, respectively, in equity in the earnings of Athena Gardens.

       On August 20, 1996, the Company sold its 20% interest in Athena Garden Apartments Joint Venture to Messrs. Irvin Atkins, Arthur Linkletter, and Wilson Harrell, who collectively represent 83.33% of Athena Gardens Investors Corporation, the Company's joint venture partner in Athena Gardens Joint Venture, for the sum of $100,000.

                         HARRELL INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     INVESTMENTS IN JOINT VENTURES (CONTINUED)

       The sale was approved by the Board and the holders of a majority of the shares of the Company under authority of Section 6 of the Company's bylaws. The Company agreed to the sale to raise funds so that it can secure medium term hotel management contracts for Hotel Management Group and its subsidiaries, as part of the Company's future goals.

       Following is a reconciliation of investments in joint ventures at September 30:

                                                                 1996         1995
                                                               ---------    ---------
       Balance at beginning of year                            $  (9,009)   $  (8,936)
       Equity in income of joint ventures                          3,623        2,437
       Accretion of equity interest in net assets
       of joint ventures over initial investments                  3,121        3,240
       Distributions (7,752)                                      (5,750)
       Sale of Riviera                                             4,551         --
       Sale of Athena Gardens                                     (7,495)        --
                                                               ---------    ---------
              Balance at end of year                           $ (12,961)   $  (9,009)
                                                               =========    =========

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

       Set forth below is the summarized unaudited combined financial information of the remaining joint ventures for the years ended September 30:

                                   1996         1995
                                   ----         ----
       Current assets           $   51,264   $   89,155
       Noncurrent assets         2,016,702    2,934,647
       Current liabilities         123,345      191,832
       Noncurrent liabilities    1,557,548    1,858,511
       Venturers' equity           387,073      973,459

       Total revenues              729,458    1,076,932
       Total expenses              683,676    1,004,313
       Net income                   45,782       72,619

6.     FEDERAL AND STATE INCOME TAXES

       As of September 30, 1996, the Company had net operating loss carryforwards of approximately $2,887,000 for book and tax purposes. Unused operating loss carryforwards may provide future tax benefits, although there can be no assurance that these net operating

                         HARRELL INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     FEDERAL AND STATE INCOME TAXES (CONTINUED)

       losses can be recognized in the future. Also, if substantial changes in the Company's ownership should occur, there may be an annual limitation on the amount of the carryforwards which can be utilized. Accordingly, no deferred tax assets have been recorded in the accompanying financial statements.

       The loss carryforwards expire as follows:

            Year of                                   Operating Loss
          Expiration                              Carryforward Expirations
          ----------                              ------------------------
             1997                                       $   114,000
             1998                                           314,000
             1999                                           485,000
             2002                                            20,000
             2003                                            27,000
             2004                                         1,116,000
             2005                                           295,000
             2006                                            87,000
             2007                                           158,000
             2008                                           157,000
             2009                                           114,000
                                                        -----------
                                                        $ 2,887,000
                                                        ===========

7.     COMMITMENTS AND CONTINGENCIES

       Leases

       The Company leases its office facility from an unrelated party. The lease expired on October 31, 1996, and as of December 13, 1996, the lease is on a month-to-month basis. The Company also leases an off-site storage facility on a month-to-month basis. Rental expense for the years ended September 30, 1996 and 1995 amounted to $17,663 and $12,997, respectively.

       The lease commitment for 1997 is $1,152.

       Concentration of Credit Risk

       The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

                         HARRELL INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

       Fair Value of Financial Instruments

       The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

       The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables and accounts payable approximate carrying value due to the short-term maturity of the instruments.

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

       Amounts payable to related parties includes $8,000 to Villa Martinique Joint Venture for capital contributions and cash calls as of September 30, 1996 and 1995. In addition, $7,077 was advanced to the Company as of September 30, 1995 by Riviera Joint Venture to cover a portion of the Company's operating expenses. The Company has reimbursed Riviera Joint Venture.

9.     MAJOR CUSTOMERS

       The Company received approximately 71% and 62% of gross management revenues from the Biltmore Hotel in California for the years ended September 30, 1996 and 1995, respectively.

10.    SUBSEQUENT EVENTS

       Director Resignation

       Effective August 9, 1996, Mr. Nasir Ashemimry resigned as Chairman, Director and CEO of the Company to pursue other interests.

                         HARRELL INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    SUBSEQUENT EVENTS (CONTINUED)

       Memphis Airport Sheraton Acquisition

       On October 17, 1996 the Company purchased, for $100,000, a minority limited partnership interest in the Sheraton Four Points Hotel, located near the Memphis Airport in Memphis, Tennessee and a subsidiary of the Company was contracted to manage the hotel. The hotel is owned through limited partnerships, with the Company owning a limited partnership interest equating to 7%. The Lender required as a condition of a loan to the partnership that Paul L. Barham ("Barham") an Officer and Director of the Company, and Norman L. Marks ("Marks"), also an Officer and Director of the Company, individually guarantee certain nonrecourse provisions of the loan, guarantee certain environmental warranties regarding the hotel and guarantee completion of the renovations (collectively "Guaranties"). Texas Memphis Investors Limited offered Barham and Marks, or their assigns, in exchange for their Guaranties, each a limited partnership interest in Texas Memphis Investors Limited, which constitutes an interest in the Hotel of one percent (1%). The $11.65 million loan in connection with the purchase is for a three-year term secured by a first lien mortgage on the hotel, and contains provisions for required payment on the loan of all net operating income of the hotel (after expenses, certain reserves and management fees), with a final additional payment of approximately $2 million.

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

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule

  99.1        -  Preferred Stock Purchase and Release of Debt Agreement