Form 10QSB
period 1997-03-31
HARRELL INTERNATIONAL INC
filed 1997-05-14
CIK 45694

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, DC.

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997        Commission File No:  0-2661

Harrell International, Inc.
(Exact name of registrant as specified in its charter)

Delaware                            13-194618
(State of jurisdiction)          (I.R.S. Employer identification)

17218 Preston Road, Suite 3200, Dallas, TX  75252
(Address of Principal executive offices)

                   (972)250-6370
(Registrant's telephone no., including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.



(1) Yes__X__ No _____
(2) Yes__X__ No _____

The number of shares outstanding of the registrant's Class A, $.01 par value common stock as of December 31, 1996, was 976,580. The number of shares outstanding of the registrant's $1.00 par value perferred stock as of December 31, 1996 was 243,331.

                  HARRELL INTERNATIONAL, INC.


                    INDEX

                                                             Page

Part I   Financial Information


         Item 1   Financial Statements                         3

         Consolidated Balance Sheets
         -- As of March 31, 1997, and September 30 1996

         Consolidated Statements on Income                     4
         -- Three Months Ended March 31, 1997 and 1996

         Consolidated Statements of Cash Flows                 5
          -- Three Months Ended March 31, 1997 and 1996

         Notes to Consolidated Financial Statements            6


         Item 2   Management's discussion and analysis of      7
         Financial Condition and Results of Operation


Part II  Other Information                                     8


Signature Page                                                 9


Part I   FINANCIAL INFORMATION

         Item 1            Financial Statements

HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                       March 31, 1997    September 30, 1996
                                           (Unaudited)       (Audited)
         ASSETS
Current Assets:
Cash                                       $    34152        $ 140286
Accounts Receivable                             82693           54836
Other Current Assets                             2979            2888
         Total Current Assets              $   119825        $ 198012

Investment in Joint Ventures                   101200          -10163

Furniture & Equipment (net)                      3935            5132
         Total Assets                      $   224961        $ 192980


         LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Liabilities   $    29716        $  65968
Amounts Payable to Related Parties               8000            8000
Accrued Salaries & Payroll Taxes                  649             551
         Total Current Liabilities         $    38366        $  74519
Note Payable                                        0               0
         Total Liabilities                 $    38366        $  74519

Stockholders' Deficit:
Preferred Stock                            $   243331        $ 243331
Common Stock:
Class A $.01 par value, 9,000,000 shares authorized,
976580 issued and outstanding                    9766            9766
Class B $.01 par value, 1,000,000 shares authorized,
No shares issued or outstanding                     0               0
Additional Paid in Capital                    2077287         2077287
Accumulated Deficit                          -2143788        -2211923
         Total Stockholders' Deficit       $   186595        $ 118461
         Total Liabilities & Stockho       $   224961        $ 192980


HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                             For the Three Months         For the Six Months
                                Ended March 31               Ended March 31

                                 1997        1996        1997        1996
Revenues:
  Management Fees             $  104,023  $  102,536  $  191,184  $  192,509
  Accounting Fees                      0           0           0           0
  Consulting Fees                      0      10,000           0      10,000
  Equity in earnings (losses)
      of Joint Ventures                0       2,570           0       4,619
  Other Income                     5,323         388      46,742       1,603

  Total Revenues              $  109,346  $  115,494  $  237,926  $  208,731

Expenses:
  Employee Compensation &
      Related                     82,938      58,773     178,297     116,622
  General & Administrative
      Expenses                    21,764      13,745      45,133      28,926

  Total Expenses              $  104,702  $   72,519  $  223,429  $  145,549

  Income (Loss) before Income $    4,645  $   42,975  $   14,496  $   63,182

  Gain of Sale of Joint Venture                           53,638

  Income before Income Taxes       4,645      42,975      68,134      63,182

  Provision for Income Taxes           0           0           0           0

  Net Income (Loss)           $    4,645   $   42,975 $   68,134  $   63,182


  Income (Loss) per common share   $0.00        $0.04      $0.07       $0.06

  Weighted average number of common
            shares outstanding   976,580      976,580    976,580     976,580


HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

For the Six Months Ended March 31

                                                 1997              1996

Cash Flows from Operating Activities:
Net Income (Loss)                          $    68134        $    63182

Adjustments to reconcile Net Income (Loss) to Net
Cash Provided (Used) for Operating Activities:
Depreciation Expense                             1196              1188
Equity in (Earnings) Losses of Joint Ventures  -10577             -4423
Accretion of Equity Interest in Assets of Joint Ventures
     over Initial Investments                     -88             -1620
Distribution Received from Joint Ventures         501               950
Equity Contribution to Joint Ventures               0                 0

Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable     -17988            -14759
(Increase) Decrease in Other Current Assets       -90              6130
Purchase of Furniture & Equipment                   0               404
Investment in Four Points Sheraton            -100000
Investment in McKinney Hotel Project            -1200
Increase (Decrease) in Accounts Payable and Accrued
     Liabilities                               -36252            -33007
Increase (Decrease) in Amounts Due to Related
     Parties                                        0             15077
Increase (Decrease) in Accrued Salaries &
     Related Expenses                              98             -8340

Net Cash provided (used) by Operating
     Activities                            $   -96265        $    24782

Cash Flows from Financing Activities:
Note Receivable                                 -9869
Increase in Note Payable                            0                 0
Increase in Preferred Stock                         0                 0
Increase in Capital Stock                           0                 0
Net Increase (Decrease) in Cash            $  -106134        $    24782

Cash at Beginning of Period                    140286             36843
Cash at End of Period                           34152             61626
Net Increase (Decrease) in Cash            $  -106134        $    24783


HARRELL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  PRINCIPLES OF DISCLOSURE

The balance sheet as of March 31, 1997, and the related statements of income and cash flows for the six month period ended March 31, 1997 and 1996, are consolidated with the company's wholly-owned subsidiary (Hotel Management Group, Inc.), and it's wholly owned subsidiaries Hotel Management Group (California), Hotel Management Group (Tennessee) and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.


The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Registrant's annual financial statements and notes.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.


(1)      Hotel Management Group, Inc.  (HMG)

Hotel Management Group formed a wholly owned subsidiary Hotel Management Group (California), Inc. [HMG(CA)] to operate its California properties, Hotel Management Group (Mississippi), Inc. [HMG(MS)] to operate its Mississippi property, and Hotel Management Group (Tennessee), Inc. [HMG (TN)] to operate its
Tennessee property.   HMG (CA) began operations January  1,
1994. HMG(MS) began operations in July 1994 and ceased operations in July 1996 due to the cancellation of the Managment Contract because the property was to be domolished by the State Highway Department. HMG (TN) began operations October 17, 1996.

The following reflects a summary of the results of operations for the three months ended March 31, 1997, and is fully consolidated with HMG(CA) and HMG(TN).

                                             6 months
                           Total Revenues     235,941
                           Total Expenses      70,923
                           Net Income         165,018

These results are fully consolidated with the Company on the enclosed financial statements. Also they do not reflect any management fees charged to HMG by Harrell International, which are charged on an annual basis.


(2) At the end of the quarter HMG managed three hotels and two apartment complexes. A substantial amount of time and effort was given by the principals of HMG to the location of additional management contracts.

Part II. OTHER INFORMATION


Item 1.  Legal.

There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the quarter ended March 31, 1996.

Item 2.  Change in Securities.

The Registrant issued 243,331 $1.00 par value Preferred shares on December 31, 1996.


Item 3.  Defaults Upon Senior Securities.

The Registrant does not have any outstanding debt or securities of this nature.

Item 4.  Submission of Matters to a Vote of Security Holders.

No items were submitted to a vote of the security holders during this quarter.

Item 5.  Other Information.

None


Item 6.  Exhibits and Reports on Form 8-K.

(a) No report on Form 8-K was filed by the Registrant for the quarter ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

HARRELL INTERNATIONAL, INC.




Date:                            /S/  Paul L. Barham
     ----------------------      --------------------------------
                                 Vice President, Chief Financial
                                 Officer and Director

INDEX TO EXHIBITS



EXHIBIT
NUMBER                          DESCRIPTION
---------                       -----------

27                              - Financial Data Schedule
