Form 10QSB
period 1996-12-31
HARRELL INTERNATIONAL INC
filed 1997-05-15
CIK 45694

                        SECURITY AND EXCHANGE COMMISSION

                                WASHINGTON, DC.

                                 FORM 10 - QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1996        Commission File No:  0-2661

                          Harrell International, Inc.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  13-194618
       (State of jurisdiction)                         (I.R.S. Employer
                                                      identification No.)

               17218 Preston Road, Suite 3200, Dallas, TX  75252
               --------------------------------------------------
                    (Address of Principal executive offices)


                                 (972)250-6370
               -------------------------------------------------
               (Registrant's telephone no., including area code)


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

                      HARRELL INTERNATIONAL, INC.




                                 INDEX


                                                                              Page
Part I   Financial Information


         Item 1   Financial Statements

                  Consolidated Balance Sheets                                    3
                   -- As of December 31, 1996, and September 30 1996

                  Consolidated Statements of Income                              4
                   -- Three Months Ended December 31, 1996 and 1995

                  Consolidated Statements of Cash Flows                          5
                   -- Three Months Ended December 31, 1996 and 1995

                  Notes to Consolidated Financial Statements                     6


         Item 2   Management's discussion and analysis of Financial              7
                  Condition and Results of Operation


Part II  Other Information                                                       8


Signature Page                                                                   9

Part FINANCIAL INFORMATION

     Item 1    Financial Statements

                   HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                December 31, 1996   September 30, 1996
                                                                    (Unaudited)          (Audited)
                                                                -----------------   ------------------
     ASSETS
Current Assets:
Cash                                                             $       45,999      $      140,287
Accounts Receivable                                                      56,901              54,837
Other Current Assets                                                      3,413               2,889
                                                                 --------------      --------------
     Total Current Assets                                        $      106,314      $      198,012
Note Receivable                                                           9,869
Investment in Joint Ventures                                                                (10,164)
Investment in Limited Partnership                                       100,000
Furniture & Equipment (net)                                               4,534               5,132
                                                                 --------------      --------------
     Total Assets                                                $      220,717      $      192,981
                                                                 ==============      ==============


     LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Lia                                 $       29,099      $       65,969
Amounts Payable to Related Parties                                        8,000               8,000
Accrued Salaries & Payroll Taxes                                          1,667                 551
                                                                 --------------      --------------
     Total Current Liabilities                                   $       38,766      $       74,520
Note Payable                                                                  0                   0
                                                                 --------------      --------------
     Total Liabilities                                           $       38,766      $       74,520

Stockholders' Deficit:
Preferred Stock                                                  $      243,331      $      243,331
Common Stock:
Class A $.01 par value, 9,000,000 shares authorized,
976580 issued and outstanding                                             9,766               9,766
Class B $.01 par value, 1,000,000 shares authorized,
No shares issued or outstanding                                                                   0
Additional Paid in Capital                                            2,077,287           2,077,287
Accumulated Deficit                                                  (2,148,433)         (2,211,923)
                                                                 --------------      --------------
     Total Stockholders' Deficit                                 $      181,951      $      118,461
                                                                 --------------      --------------
     Total Liabilities & Stockho                                 $      220,717      $      192,981
                                                                 ==============      ==============

                   HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                     For the Three Months Ended December 31

                                                                         1996            1995
                                                                     ------------    ------------
Revenues:
   Management Fees                                                   $     87,161    $     89,973
   Accounting Fees                                                              0               0
   Consulting Fees                                                         41,300               0
   Equity in earnings (losses) of Joint Ventures                                0           2,049
   Other Income                                                               118           1,215
                                                                     ------------    ------------

   Total Revenues                                                    $    128,579    $     93,236

Expenses:
   Employee Compensation & Related                                         95,359          57,849
   General & Administrative Expenses                                       23,369          15,181
                                                                     ------------    ------------

   Total Expenses                                                    $    118,728    $     73,030

   Income before Gain on Sale of Joint Venture                              9,851          20,206

   Gain of Sale of Joint Venture                                           53,638               0
                                                                     ------------    ------------

   Income before Income Taxes                                              63,490          20,206

   Provision for Income Taxes                                                   0               0
                                                                     ------------    ------------

   Net Income                                                        $     63,490    $     20,206
                                                                     ============    ============

   Income per common share                                                  $0.07           $0.02

   Weighted average number of common shares outstanding                   976,580         976,580

                   HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                     For the Three Months Ended December 31

                                                                              1996            1995
                                                                         -------------   -------------
Cash Flows from Operating Activities:
Net Income (Loss)                                                        $     63,490    $     20,206

Adjustments to reconcile Net Income (Loss) to Net
Cash Provided (Used) for Operating Activities:
Depreciation Expense                                                              598             590
Equity in (Earnings) Losses of Joint Ventures                                 (10,577)         (1,239)
Accretion of Equity Interest in Assets of Joint Ventures
     over Initial Investments                                                     (88)           (810)
Distribution Received from Joint Ventures                                         501             750
Equity Contribution to Joint Ventures                                               0               0

Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable                                     (2,065)          5,531
(Increase) Decrease in Other Current Assets                                      (525)            404
Purchase of Furniture & Equipment                                                  (0)           (404)
Investment in Four Points Sheraton                                           (100,000)
Increase (Decrease) in Accounts Payable and Accrued
     Liabilities                                                              (36,870)          2,733
Increase (Decrease) in Accrued Salaries & Related                               1,116         (16,517)
                                                                         ------------    ------------

Net Cash provided (used) by Operating Ac                                 $    (84,419)   $     11,243

Cash Flows from Financing Activities:
Note Receivable                                                                (9,869)              0
Increase in Note Payable                                                            0               0
Increase in Preferred Stock                                                         0               0
Increase in Capital Stock                                                           0               0
                                                                         ------------    ------------
Net Increase (Decrease) in Cash                                          $    (94,288)   $     11,243
                                                                         ============    ============

Cash at Beginning of Period                                                   140,287          36,843
Cash at End of Period                                                          45,999          48,087
                                                                         ------------    ------------
Net Increase (Decrease) in Cash                                          $    (94,288)   $     11,243
                                                                         ============    ============

                          HARRELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  PRINCIPLES OF DISCLOSURE

The balance sheet as of December 31, 1996, and the related statements of income and cash flows for the three month period ended December 31, 1996 and 1995, are consolidated with the company's wholly-owned subsidiary (Hotel Management Group, Inc.), and it's wholly owned subsidiaries Hotel Management Group (California), Hotel Management Group (Tennessee) and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.


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

                The following reflects a summary of the results of operations for the three months ended December 31, 1996, and is fully consolidated with HMG(CA) and HMG(TN).

                                                      3 months
                                                     ----------
                Total Revenues                          76,661
                Total Expenses                              10
                Net Income                              76,651

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

Part II. OTHER INFORMATION

Item 1.  Legal.

         There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the quarter ended December 31, 1996

Item 2.  Change in Securities.

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

Item 5.  Other Information.

         Memphis Airport Sheraton:

         On October 17, 1996 the Company purchased a minority limited partnership interest in the Sheraton Four Points Hotel, located near the Memphis Airport in Memphis, Tennessee. At the same closing a subsidiary of the Company contracted with the new ownership to manage the hotel.

         In June of 1996 an unaffiliated company, LTS Group, Inc. entered into a contract to purchase the hotel for a purchase price of $9 million. Hotel Management Group, Inc. entered into an agreement with LTS Group, Inc. to study feasibility and prepare recommendations and budgets. Hotel Management Group, Inc. was paid at the closing $25,000 for these efforts. Costs to renovate the hotel are budgeted to be approximately $2.5 million, which together with closing costs and working capital for the hotel estimat

         Also in connection with the transaction, a newly formed subsidiary of the Company, HMG-Tennessee, entered into a management agreement to manage the hotel and supervise the renovations. HMG- Tennessee and LTS Group, Inc. have agreed to share certain fees in connection with the management agreement. HMG- Tennessee will receive a net monthly management fee of $5,000 per month for the first 8 months, with fees thereafter changing to be a net 8% of the net operating income of the hotel before debt service. I

         McKinney Texas Development:

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a) No report on Form 8-K was filed by the Registrant for the quarter ended December 31, 1996.

                             S I G N A T U R E S





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.



                                                HARRELL INTERNATIONAL, INC.




Date:       March 4, 1997                       /s/ PAUL L. BARHAM
         ---------------------                  --------------------------------
                                                Paul L. Barham
                                                Vice President, Chief Financial
                                                Officer and Director

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
