Form 10QSB
period 1997-06-30
HARRELL INTERNATIONAL INC
filed 1997-08-15
CIK 45694

[CURRENCY]        U.S.DOLLARS
[FISCAL-YEAR-END]  SEP-30-1997
[PERIOD-END]       JUN-30-1997

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, DC.

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997        Commission File No:  0-2661

Harrell International, Inc.
(Exact name of registrant as specified in its charter)

Delaware                            13-194618
(State of jurisdiction)   (I.R.S. Employer  identification No.)


17218 Preston Road, Suite 3200, Dallas, TX  75252
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

          The number of shares outstanding of the registrant's Class A, $.01 par value common stock as of June 30, 1997, was 976,580. The number of shares outstanding of the registrant's $1.00 par value preferred stock as of June 30, 1997 was 243,331.

                    HARRELL INTERNATIONAL, INC.


                    INDEX

                                                                    Page


Part I    Financial Information


Item 1    Financial Statements

          Consolidated Balance Sheets                                  3
           -- As of June 30, 1997, and September 30 1996

          Consolidated Statements of Income                            4
           -- Nine Months Ended June 30, 1997 and 1996

          Consolidated Statements of Cash Flows                        5
           -- Nine Months Ended June 30, 1997 and 1996

          Notes to Consolidated Financial Statements                   6


Item 2    Management's discussion and analysis of Financial            7
          Condition and Results of Operation


Part II   Other Information                                            9


Signature Page                                                        10


Part I    FINANCIAL INFORMATION

          Item 1              Financial Statements

HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                      June 30    Sept 30
                                                         1997       1996
                                                   (Unaudited) (Audited)




                                                ASSETS
Current Assets:
Cash                                                   50,771    140,287
Accounts Receivable                                    94,652     54,837
Other Current Assets                                    3,595      2,889
          Total Current Assets                        149,018    198,012

Investment in Joint Ventures                          101,200    (10,164)

Furniture & Equipment (net)                             7,207      5,132
          Total Assets                                257,425    192,981


          LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Liabilities               14,382     65,969
Amounts Payable to Related Parties                      8,000      8,000
Accrued Salaries & Payroll Taxes                        2,530        551
          Total Current Liabilities                    24,912     74,520
Note Payable                                                0          0
          Total Liabilities                            24,912     74,520

Stockholders' Deficit:
Preferred Stock                                       243,331    243,331
Common Stock:
Class A $.01 par value, 9,000,000 shares authorized,
976580 issued and outstanding                           9,766      9,766
Class B $.01 par value, 1,000,000 shares authorized,
No shares issued or outstanding                             0          0
Additional Paid in Capital                          2,077,287  2,077,287
Accumulated Deficit                                (2,097,870)(2,211,923)
          Total Stockholders' Deficit                 232,514    118,461
          Total Liabilities & Stockholders' Deficit   257,425    192,981



                              For the Three Months For the Nine Months
                              Ended June 30        Ended June 30

                                  1,997      1,996      1,997      1,996


Revenues:
Management Fees                 140,329    106,093    331,513    298,602
Accounting Fees                       0          0          0          0
Consulting Fees                       0          0          0     10,000
Equity in earnings (losses) of        0     (8,224)         0     (3,605)
Other Income                      4,865      1,029     51,607      2,632

Total Revenues                  145,194     98,898    383,120    307,629

Expenses:
Employee Compensation & Relate   80,439     72,650    258,736    189,272
General & Administrative Expen   18,837     23,160     63,970     52,086

Total Expenses                   99,276     95,810    322,705    241,358

Income (Loss) before Income Ta   45,919      3,088     60,415     66,271

Gain of Sale of Joint Venture                          53,638

Income before Income Taxes       45,919      3,088    114,053     66,271

Provision for Income Taxes            0          0          0          0

Net Income (Loss)                45,919      3,088    114,053     66,271


Income (Loss) per common share        0          0          0          0

Weighted average number of common
          shares outstanding    976,580    976,580    976,580    976,580


HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


For the Nine Months Ended June 30                      1,997      1,996


Cash Flows from Operating Activities:
Net Income (Loss)                                     114,053     66,271

Adjustments to reconcile Net Income (Loss) to Net
Cash Provided (Used) for Operating Activities:
Depreciation Expense                                    1,795      1,786
Equity in (Earnings) Losses of Joint Ventures         (10,577)    (3,778)
Accretion of Equity Interest in Assets of Joint Ventures
     over Initial Investments                             (88)    (2,430)
Distribution Received from Joint Ventures                 501      1,750
Equity Contribution to Joint Ventures                       0          0

Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable            (29,946)    (3,530)
(Increase) Decrease in Other Current Assets              (706)     5,486
Purchase of Furniture & Equipment                      (3,870)     3,446
Investment in Four Points Sheraton                   (100,000)
Investment in McKinney Hotel Project                   (1,200)
Increase (Decrease) in Accounts Payable and Accrued
     Liabilities                                      (51,587)   (33,012)
Increase (Decrease) in Amounts Due to Related Parti         0          0
Increase (Decrease) in Accrued Salaries & Related       1,979    (16,517)

Net Cash provided (used) by Operating Activities      (79,647)    19,472

Cash Flows from Financing Activities:
Note Receivable                                        (9,869)
Increase in Note Payable                                    0          0
Increase in Preferred Stock                                 0          0
Increase in Capital Stock                                   0          0
Net Increase (Decrease) in Cash                       (89,516)    19,472

Cash at Beginning of Period                           140,287     36,843
Cash at End of Period                                  50,771     56,315
Net Increase (Decrease) in Cash                       (89,516)    19,472


HARRELL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  PRINCIPLES OF DISCLOSURE

The balance sheet as of June 30, 1997, and the related statements of income and cash flows for the nine month period ended June 30, 1997 and 1996, are consolidated with the company's wholly-owned subsidiary (Hotel Management Group, Inc.), and it's wholly owned subsidiaries Hotel Management Group (California), Hotel Management Group (Tennessee), Hotel Management Group (Oklahoma), and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Registrant's annual financial statements and notes.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

(1)       Hotel Management Group, Inc.  (HMG)

Hotel Management Group formed a wholly owned subsidiary Hotel Management Group (California), Inc. [HMG(CA)] to operate its California properties, Hotel Management Group (Mississippi), Inc.[HMG(MS)] to operate its Mississippi property, Hotel Management Group(Tennessee), Inc. [HMG (TN)] to operate its Tennessee property, and Hotel Management Group (Oklahoma), Inc. [HMG(OK)] to operate its Oklahoma Property. HMG (CA) began operations January 1, 1994. HMG(MS) began operations in July 1994 and ceased operations in July 1996 due to the cancellation of the Management Contract because the property was to be demolished by the State Highway Department. HMG(TN) began operations October 17, 1996. HMG(OK) began operations June 4, 1997.

The following reflects a summary of the results of operations for the nine months ended June 30, 1997, and is fully consolidated with HMG(CA), HMG(OK) and HMG(TN).


                       9 months

Total Revenues         382,883
Total Expenses         105,961
Net Income             276,923


These results are fully consolidated with the Company on the enclosed financial statements. Also they do not reflect any management fees charged to HMG by Harrell International, which are charged on an annual basis.

(2) At the end of the quarter HMG managed four hotels and two apartment complexes. A substantial amount of time and effort was given by the principals of HMG to the location of additional management contracts.

(3)         On June 4, 1997, the Company acquired a limited partnership
interest in the Ramada  Inn, located on I-44 in Tulsa, 	Oklahoma. At the same
closing a subsidiary of the Company	contracted with the new ownership to
manage the hotel.

In March of 1997, an unaffiliated company, LTS Group, Inc. entered into a contract to purchase the hotel for a purchase price of $4,575,000.
Hotel Management Group, Inc. entered into an agreement with LTS Group, Inc.
to study feasibility and prepare recommendation and budgets. Hotel Management Group, Inc. was not paid a fee for its work, but was instead provided a 2 1/2% Limited Partnership interest in the project. Costs to renovate the hotel are budgeted to be approximately $4.5 million which together with closing costs and working capital for the hotel estimated at $1 million comprise the $10 million transaction. Of the $10 million, Lehman Brothers Holdings, Inc. loaned approximately $9 million and contributed equity of $700,000. LTS Group and others contributed equity of $300,000. The hotel is owned through limited partnerships with the Company owning limited partnership interest equating to 2 1/2% interest in the hotel LTS Group, Inc., its affiliates and others
27 1/2%, and Lehman Brothers and its affiliates 70%. LTS Group, Inc. the Company and others comprise Texas Tulsa Investors Limited, a Texas limited partnership. The Lender required as a condition of the loan to the partnership that Paul L. Barham ("Barham") an officer and director of the Company, and Norman L. Marks ("Marks"), also an officer and director of the Company, individually guarantee certain recourse provisions of the loan, guarantee certain environmental warranties regarding the hotel, and guarantee completion of the Renovations (collectively "Guaranties"). Texas Tulsa Investors Limited offered Barham and Marks, or their assigns, in exchange for their Guaranties, each a limited partnership interes in Texas Tulsa Investors Limited, which constitutes an interest in the hotel of one percent (1%). The $9 million loan in connection with the purchase is for a three year term secured by a first lien mortgage on the hotel, and contains provisions for required payment to the loan of all net operating income of the hotel (after expenses, certain reserves and management fees), with a final additional payment of approximately $1.6 million.

Also in connection with the transaction, a newly formed subsidiary of the Company, HMG(OK) entered into a management agreement to manage the hotel and supervise the renovations. HMG(OK) and LTS Group, Inc. have agreed to share certain fees in connection with the management agreement. HMG(OK) will receive a net monthly management fee of $5,000 per month for the first 8 months, with fees thereafter changing to be a net 8% of the net operating income of the hotel before debt service. In recent years the hotel has had no net operating income, although the Company believes that if the proposed renovations and management of hte hotel are successful, net income may be able to be increased substantially.

Part II.  OTHER INFORMATION

Item 1.   Legal.

          There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the quarter ended June 30, 1997.

Item 2.   Change in Securities

          The Registrant issued 243,331 $1.00 par value on December 31, 1996

Item 3.   Defaults Upon Senior Securities

          The Registrant does not have any outstanding debt or securities of this nature.

Item 4.   Submission of Matters to a Vote of Security Holders

          No items were submitted to a vote of the security holders during this quarter.

Item 5.   Other Information.

          None


Item 6.   Exhibits and Reports on Form 8-K.

          (a) No report on Form 8-K was filed by the Registrant for the quarter ended June 30, 1997.

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
