Form 10KSB
period 1997-09-30
HARRELL INTERNATIONAL INC
filed 1997-12-29
CIK 45694

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-KSB.
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:         Commission File No.:
September 30, 1997                       0-2661

HARRELL INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware                                      13-1946181
(State of Incorporation)                (I.R.S. Employer Id. No.)

17218 Preston Road, Suite 3200, Dallas, TX  75252
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (972) 250-6370 Securities registered pursuant to Section 12(b) of the Act:

                              None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, Par Value $.01
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               (1)  YES   X     NO
               (2)  YES   X     NO

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.
[ X]

Issuer's revenues for its most recent fiscal year $539,842

The aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of July 1, 1991, the last available quotation date: Approximately $95,099.

The number of shares of the registrant's Class A, $.01 par value Common Stock outstanding as of September 30,1997 was 976,580. The number of shares of the registrant's $1 par value preferred stock outstanding as of September 30, 1997 was 243,331.






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


                              HISTORY

HARRELL INTERNATIONAL, INC. (the "Company") is a Delaware corporation which was originally incorporated in 1959 in Massachusetts under the name of Formula 409, Inc. In 1967, the Company's name was changed to The Harrell Corporation and in 1968 to Harrell International, Inc. The Company changed its state of incorporation from Massachusetts to Delaware in March, 1987. The Company originally manufactured and sold a multi-purpose household spray cleaner under the registered trademark "Formula 409." In 1970, the Company sold the rights to "Formula 409" to Clorox Corporation. During the period 1970 to 1983 the Company was primarily engaged in the business of acquiring and operating food and non-food brokers which represented the products of various unrelated manufacturers to either the U. S. Domestic Civilian Market or to the U. S. Military Resale System. In 1983, the Company completed the divestiture of its consumer products brokerage businesses and entered a phase during which its revenues were derived primarily from the collection of receivables acquired in connection with such divestitures. Such receivables included a note from Sarvis, Incorporated, in the amount of $4.2 million dollars, and to whom the ompany sold its operations and assets.

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

The Stock Purchase Agreement was executed  May 28, 1992  (the
"XenexAgreement").   Its terms provided as follows:

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

On December 15, 1994, Agreement was reached between Businesship International, Inc.("BI") and its wholly owned subsidiary Xenex, Inc. to merge Xenex, Inc. into Businesship International, Inc. The effect was to transfer 291,228 shares of the Company's Common Stock from Xenex, Inc. to BI.

Effective as of September 1, 1996 the Company and BI entered into a Preferred Stock Purchase and Release of Debt Agreement (the Modification Agreement") that modified and replaced the Debt Agreement. Under the terms of the Modification Agreement, the parties agreed that the Company would issue 243,331 shares of $1.00 , a new class of par value preferred stock (the "Preferred Stock") in exchange for a release of the Company's obligation to BI on the Xenex Loan. Under the Modification Agreement the Preferred Stock is nonconvertible, nonvoting, noncumulative dividend, with dividends of 10% of par value. The Company has the right, but not the obligation, to redeem the Preferred Shares at any time at par value. The Preferred Shares are not registered under federal securities laws or the laws of any state.

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

On September 1, 1993, the Company completed the acquisition of Hotel Management Group, Inc.


Apartment Management

Effective November 2, 1992, Hotel Management Group assumed the management of the Athena Gardens, Riviera and Villa Martinique apartments at that time, and continues to operate Athena Gardens and Villa Martinique Apartments at September 30, 1997.


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

Also in connection with the transaction, a newly formed subsidiary of the Company, HMG-Tennessee, entered into a management agreement to manage the hotel and supervise the renovations. HMG- Tennessee and LTS Group, Inc. have agreed to share certain fees in connection with the management agreement.
HMG- Tennessee receives a minimum net monthly management fee of $5,000 per month changing to be a net 8% of the net operating income of the hotel before debt service, based on performance criteria of the profitability of the hotel. HMG-Tennessee has managed the hotel for nearly one year, completing a $2.5 million renovation.


Tulsa Hotel Project

On June 4, 1997, the Company acquired a limited partnership interest in the Ramada Inn, located on I-44 in Tulsa, Oklahoma. At the same closing a subsidiary of the Company contracted with the new ownership to manage the hotel. In March of 1997, an unaffiliated company, LTS Group, Inc. entered into a contract to purchase the hotel for a purchase price of $4,575,000. Hotel Management Group, Inc. entered into an agreement with LTS Group, Inc. to study feasibility and prepare recommendations and budgets. Hotel Management Group, Inc. was not paid a fee for its work, but was instead provided a 2 1/2% Limited Partnership interest in the project. Costs to renovate the hotel are budgeted to be approximately $4.5 million which together with closing costs and working capital for the hotel estimated at $1 million comprise the $10 million transaction. Of the $10 million, Lehman Brothers Holdings, Inc. loaned approximately $9 million and contributed equity of $700,000. LTS Group and others contributed equity of $300,000. The hotel is owned through limited partnerships with the Company owning a limited partnership interest equating to 2 1/2% interest in the hotel, LTS Group, Inc., its affiliates and others 27
 %, and Lehman Brothers and its affiliates 70%. LTS Group, Inc. the Company and others comprise Texas Tulsa Investors Limited, a Texas limited partnership. The Lender required as a condition of the loan to the partnership that Paul L. Barham ("Barham") an officer and director of the Company, and Norman L. Marks ("Marks"), also an officer and director of the Company, individually guarantee certain recourse provisions of the loan, guarantee certain environmental warranties regarding the hotel, and guarantee completion of the Renovations (collectively "Guaranties"). Texas Tulsa Investors Limited offered Barham and Marks, or their assigns, in exchange for their Guaranties, each a limited partnership interest in Texas Tulsa Investors Limited, which constitutes and interest in the hotel of one percent (1%). The $9 million loan in connection with the purchase is for a three year term secured by a first lien mortgage on the hotel, and contains provisions for required payment to the loan of all net operating income of the hotel (after expenses, certain reserves and management fees), with a final additional payment of approximately $1.6 million. Also in connection with the transaction, a newly formed subsidiary of the Company, HMG(OK) entered into a management agreement to manage the hotel and supervise the renovations. HMG(OK) and LTS Group, Inc. have agreed to share certain fees in connection with the management agreement. HMG(OK) will receive a net monthly management fee of $5,000 per month for the first 8 months, with fees thereafter changing to be a net 8% of the net operating income of the hotel before debt service. In recent years the hotel has had no net operating income, although the Company believes that if the proposed renovations and management of the hotel are successful, net income may be able to be increased substantially. The renovations of approximately $4.6 million have been started. Holiday Inn Worldwide has accepted the application of the hotel to become a Holiday Inn - Select upon the completion of the renovation.


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


Number of Employees

At September 30, 1997, the Company and its subsidiaries had 409 full time employees and 105 part time employees.


Item 2. Description of  Property

The Company maintains its administrative and executive offices in a commercial office building located at 17218 Preston Road, Suite 3200, Dallas, TX 75252. However, the Company has entered into a lease for office space located at 211 East Louisiana Street, McKinney, Texas, 75069, effective January 1,1998. The lease for this space was entered into by Hotel Management Group, Inc. In the opinion of management, the premises are suitable and adequate for the present requirements of the Company and ample comparable space is available on comparable terms in the market.

Item 3.  Legal Proceedings

There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the period ended September 30, 1997.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the year ended September 30, 1997.

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

                               Fiscal 1996         Fiscal 1997
                                Bid Prices          Bid Prices

Fiscal Period                 High      Low       High      Low

First Quarter                 NOT QUOTED          NOT QUOTED
Second Quarter                NOT QUOTED          NOT QUOTED
Third Quarter                 NOT QUOTED          NOT QUOTED
Fourth Quarter                NOT QUOTED          NOT QUOTED


(b) As of September 30, 1997, there were 694 record holders of the Company's $.01 par value Class A Common Stock.

(c) There have been no cash dividends paid on the Company's
Common Stocks in fiscal years 1996, 1997 or any subsequent year.   On October
31, 1997, the Company paid the 10% dividend on the 243,331 shares of Preferred Stock. The Company has no present plans to pay further dividends on the Company's Common Stock.


Item 6.  Management's Discussion and Analysis or Plan of  Operation



                      RESULTS OF OPERATIONS

A.   Revenues

Revenues for the periods ended September 30, 1996 and 1997 were primarily produced from the Company's interest in Hotel Management Group. Sale of the Company's interest in Athena Gardens and Villa Martinique Apartments produced gains as other income.

The Company anticipates income from Hotel Management Group to increase as the subsidiary secures more management and consulting assignments, and that the Company will be able to meet its cash requirements from operations.

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

PART III

Item 9.  Directors,  Executive Officers, Promoters and Control Persons:
Compliance with Section 16 (a) of the Exchange Act

The following table provides certain information concerning each of the directors of Harrell International, Inc. (the "Company") as of September 30, 1997.


Name                Principal Occupation               Consecutive    Age
                    for the Past 5 Years               Service Since


Paul L. Barham      CFO, Hotel Management Group        1992           44
                    since December, 1989; V. P.
                    Finance, Savoy Resorts,
                    March,1986 to December,1989.

                    Current Position:  Chief
                    Financial Officer of
                    Harrell International.

Norman L. Marks     President, Hotel Management        1995           56
                    Group since December , 1989
                    Current Position: Chief
                    Operating Officer, of
                    Harrell International, Inc.


The following table provides certain information concerning each of the executive officers of the Company as of September 30, 1997.


Name                      Age             All Positions and Terms of
                                          Office with the Company and
                                          Five Year Employment History

Norman L. Marks           56              Executive Vice President and Chief
                                          Operating Officer from August 19,
                                          1992, Member of Board of Directors
                                          from Sept. 20, 1995. President of
                                          Hotel Management Group, Inc.
                                          since December 1989.

Paul L. Barham            44              Vice President and Chief Financial
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


The Company has not made inquiry of its Directors, Officers and 10 % or more security holders, and otherwise does not have information to determine the level of compliance with the reporting obligation under Section 16 (a) of the Exchange Act.

Item 10.  Executive Compensation

The following table shows the aggregate cash compensation for services in all capacities paid or accrued by the Company and its subsidiaries during the fiscal year ended September 30, 1997, to (i) each executive officer whose aggregate cash compensation exceeded $100,000 during such year and (ii) all executive officers of the Company as a group.


Name of Individual
or Number of
Persons in Group      Capacity in which served      Compensation (1)

Norman L. Marks       COO                           $103,700

Paul L. Barham        CFO                           $103,700


(1) This does not include medical expense reimbursement, club dues, or the value of automobiles (and their maintenance, repair and insurance) furnished to all of the executive officers of the Company, which in the aggregate for all officers amounted to $12,000 during fiscal year 1997.

At the present time the Company has, and at all times during the past three
fiscal years, the Company had   no pension, retirement, annuity, deferred
compensation, incentive or stock purchase, thrift or profit-sharing plan.

Directors receive no fees for serving in such capacity.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of September 30, 1997, (I) the name of each current director of the Company and each person or entity known to the Company to be the beneficial owner of more than 5% of the Company's Class A Common
Stock, (ii) the number of shares of the Company's Class A Common Stock beneficially owned by each such current director and 5% beneficial owner and all officers and directors of the Company as a group, and (iii) the percent of outstanding Class A Common Stock so owned by each such director, 5% beneficial owner and management group:



Name and Address              Number of shares              Approximate
of Beneficial Owner           of Class A Common             Percent of Class
                              Stock Beneficially
                              Owned as of
                              September 30, 1997 (1)

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

(2) Barham and his other family members own 100,000 shares through Barham Family Interests, Inc.

(3) Marks and his other family members own 100,000 shares through Marks and Associates, Inc.

(4) On September 27, 1996, Businesship International granted Barham Family Interests, Inc., and Marks and Associates, Inc., each an option to acquire 63,639 shares from BI. The options shall automatically expire on September 30, 2001, if not exercised.

(5) The 5,850 shares of Class A Common Stock owned by Charlene Echols
Harrell, Wilson L. Harrell's wife, are included in Mr. Harrell's beneficial ownership in the above table. Mr. Harrell passed away subsequent to September 30, 1997.

As of September 30, 1997, the Company had 976,580 shares of Class A Common Stock, issued and outstanding.


Item 12.  Certain Relationships and Related Transactions

Transactions involving related parties in the last two years are outlined in
Item 1 of this report.


                         PART IV

Item 13.  Exhibits and Reports on Form 8-K

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

(H) Preferred Stock Purchase and Release of Debt Agreement between the Company and Businesship International, Inc. dated September 1, 1996, a copy of which was attached to the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HARRELL INTERNATIONAL, INC.

                              By:

                                   Paul L. Barham
                                   Vice President,
                                   Chief Financial Officer
                                   And Director

DATE: ________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons comprising the majority of the current Directors on behalf of the registrant and in the capacities and on the dates indicated.




     /s/ PAUL L. BARHAM                           12/29/97
     _________________________________________          _____________________
     Paul L. Barham, Vice President,                    Date
     Chief Financial Officer and Director

     /s/ NORMAN L. MARKS                          12/29/97
     _________________________________________          _____________________
     Norman L. Marks, Vice President                    Date
     Chief Operating Officer and Director






                  HARRELL INTERNATIONAL, INC.


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .F-2

Consolidated Balance Sheets at September 30, 1997 and 1996 . . . . .F-3

Consolidated Statements of Income For the Years Ended
         September 30, 1997 and 1996 . . . . . . . . . . . . . . . .F-4

Consolidated Statements of Changes in Shareholders' Equity
         For the Years Ended September 30, 1997 and 1996 . . . . . .F-5

Consolidated Statements of Cash Flows For the Years Ended
         September 30, 1997 and 1996 . . . . . . . . . . . . . . . .F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . .F-7







                   INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Harrell International, Inc.


We have audited the accompanying consolidated balance sheets of Harrell
International, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harrell International, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                  Jackson & Rhodes P.C.





Dallas, Texas
December 9, 1997


HARRELL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 1997 and 1996

Assets

                                                  1997            1996

Current assets:
   Cash                                         $98,908        $140,288
   Accounts receivable                           89,464          49,712
   Accounts receivable - affiliate                0.000           5,125
   Note receivable                                9,869           0.000
   Other assets                                   3,939           2,888
       Total current assets                     202,180         198,013

Property and equipment:
   Furniture and fixtures                        30,767          25,343
     Less accumulated depreciation              (22,604)        (20,211)
       Total property and equipment               8,163           5,132

Other assets:
   Investment in limited partnerships (Note 5)  101,200           2,798
                                               $311,543        $205,943

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities     $31,977         $41,641
   Dividends payable                             24,331          24,331
   Accrued salaries                               8,215             551
       Total current liabilities                 64,523          66,523

Long-term debt:
   Amounts payable to related parties             8,000           8,000
   Investments in joint ventures (Note 5)         0.000          12,961
       Total liabilities                         72,523          87,484

Commitments and contingencies (Note 8)            0.000           0.000

Shareholders' equity:
   Preferred stock, $1 par, 1,000,000 shares
      authorized, 243,331 shares issued
      and outstanding (Note 3)                  243,331         243,331
   Common stock:
      Class A, $.01 par; 9,000,000 shares
      authorized, 976,580 shares issued
      and outstanding                             9,766           9,766
      Class B, $.01 par; 1,000,000 shares
      authorized, no shares issued or
      outstanding                                 0.000           0.000
   Additional paid-in capital                 2,077,287       2,077,287
   Accumulated deficit                       (2,091,364)     (2,211,925)
       Total shareholders' equity               239,020         118,459
                                               $311,543        $205,943


See accompanying notes to consolidated financial statements.
F-3


HARRELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended September 30, 1997 and 1996

                                              1997            1996

Revenues:
   Management fees                          $486,226        $373,094
   Consulting fees                            42,800          15,900
   Equity in income of joint ventures          0.000           3,623
   Other                                      10,816           9,978
         Total revenues                      539,842         402,595

Expenses:
   Employee compensation                     343,653         253,157
   General and administrative                100,349          99,373
         Total expenses                      444,002         352,530
 Operating income                             95,840          50,065

Gain on sale of joint ventures                49,052          96,070

Net income (see Note 7)                      144,892         146,135

Preferred dividends accrued                   24,331          24,331

Net income available for common
   shareholders                             $120,561        $121,804

Earnings per common share                      $0.12           $0.12

Weighted average shares outstanding          976,580         976,580



HARRELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended September 30, 1997 and 1996


                        Preferred
                        Stock to     Preferred Stock     Common Stock-Class A
                        be Issued      Shares     Amount     Shares     Amount

Balance, September 30, 1   243,331          0          0    976,580      9,766

Preferred stock issued    (243,331)   243,331    243,331          0          0

Net income                       0          0          0          0          0

Preferred dividends payable
  ($.10 per share)               0          0          0          0          0

Balance, September 30, 1         0    243,331    243,331    976,580      9,766

Net income                       0          0          0          0          0

Preferred dividends payable
  ($.10 per share)               0          0          0          0          0

Balance, September 30, 1         0    243,331    243,331    976,580      9,766



                        Additional            Total
                        Paid-In    AccumulatedShareholders
                        Capital    Deficit    Equity

Balance, September 30, 1 2,077,287 (2,333,729)    (3,345)

Preferred stock issued           0          0          0

Net income                       0    146,135    146,135

Preferred dividends payable
  ($.10 per share)               0    (24,331)   (24,331)

Balance, September 30, 1 2,077,287 (2,211,925)   118,459

Net income                       0    144,892    144,892

Preferred dividends payable
  ($.10 per share)               0    (24,331)   (24,331)

Balance, September 30, 1 2,077,287 (2,091,364)   239,020



HARRELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 1997 and 1996

                                                1997            1996

Cash flows from operating activities:
  Net income available for common
     shareholders                             $120,561        $121,804
   Adjustments to reconcile net income to
      net cash provided by operating
      activities:
    Depreciation                                 2,393           2,385
    Gain on sale of joint venture              (49,052)        (96,070)
    Equity in (income) losses of joint venture   0.000          (3,624)
    Accretion of equity interest in assets of
     joint venture over initial investments      0.000          (3,121)
    Changes in assets and liabilities:
     Accounts receivable                       (39,752)         (8,511)
     Other assets                               (1,051)          3,073
     Accounts payable and accrued liabilities   (9,664)        (10,162)
     Preferred dividends payable                24,331          24,331
     Amounts payable to related parties          0.000          (7,078)
     Accrued salaries                            7,664         (15,965)
       Net cash provided by operating
        activities                              55,430           7,062

Cash flows from investing activities:
  Purchase of furniture and equipment           (5,424)         (3,446)
  Return of capital in joint ventures            0.000           7,752
  Proceeds from sale of joint venture           29,020         100,000
  Receivable from affiliate                      5,125          (5,125)
  Investment in limited partnership           (101,200)         (2,798)
       Net cash provided by (used in)
           investing ac                        (72,479)         96,383

Cash flows from financing activities:
  Dividends paid                               (24,331)          0.000

Net increase (decrease) in cash                (41,380)        103,445

Cash at beginning of year                      140,288          36,843

Cash at end of year                            $98,908        $140,288


Supplemental cash flow information:
  Interest paid during year                          0               0



See accompanying notes to consolidated financial statements.
F-6





1.       Description of Business

         Organization

         Harrell International, Inc., a Delaware corporation (the "Company"), began operations in 1959. The Company entered into the acquisition, development and management of real estate properties including joint ventures and partnerships (in which its interests would be that of a general partner having substantial involvement in management) in December 1990. The Company plans to focus its real estate activities upon purchase, development and management of hotels, and other income-producing properties located in the southwestern and southeastern United States. The Company acquired Hotel Management Group, Inc. ("HMG") in August 1992. The Company has created four other wholly-owned subsidiaries - see Note 4.

2.       Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

         Use of Estimates and Assumptions

         Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those          estimates.

         Reclassification

         Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

         Cash Equivalents

         For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.



2.       Summary of Significant Accounting Policies (Continued)

         Property and Equipment

         Property and equipment is recorded at cost. Depreciation is computed on the straight-line method over the estimated lives of the assets, principally over three years.

         Investments in Joint Ventures

         The Company uses the equity method of accounting for its investments in joint ventures. Accordingly, the Company recorded its investment in joint ventures at cost and records subsequent contributions, returns of capital and equity in earnings as an adjustment to the initial investment (Note 6).

         Income Taxes

         The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109) which utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

         Earnings Per Common Share

         Earnings per common share is computed on the weighted average number of shares outstanding during the period.

3.       Capital Transaction with Xenex International, Inc.

         On May 28, 1992, the Company entered into a stock purchase agreement (the "Agreement")with Xenex International, Inc. ("Xenex"), a Florida corporation, whereby upon successful completion of the terms of the Agreement,
Xenex would purchase, or be granted an option to     purchase, up to 1,941,520
shares of Class A common stock of the Company.

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


3.       Capital Transaction with Xenex International, Inc. (Continued)

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

         On February 16, 1993, the Company entered into a modification of the common stock warrant with Xenex which extended the term of the warrant to June 30, 1995. The warrant expired on June 30, 1995, without Xenex purchasing additional shares in the Company. In addition, Xenex agreed to loan the Company $150,000. The loan bore interest at 2% above prime with principal and interest due on June 30, 1995. The note was secured by the Company's joint venture interests (see Note 6). The note was increased and an additional $66,933 was funded during 1994.

         By agreement with Businesship (see below) dated September 27, 1996, the outstanding balance of the note of $243,331, including accrued interest of $26,398, was converted into preferred stock to be issued by the Company. The
preferred shares were from a new class of stock     authorized by the Company
and are nonvoting, non-convertible and will pay a 10% dividend ($24,331 annually), beginning with the year ended September 30, 1996. The Company shall have the right, but not the obligation, to redeem the shares at any time
at par value.  By          agreement, the Company paid a full year's dividend
on the preferred shares for 1996.

         In March 1993, an agreement was reached between Xenex and Businesship International ("Businesship") for the sale of Xenex to Businesship. Xenex and Businesship are majority owned by Mr. Nasir Ashemimry, a former director of the Company. Under the terms of the agreement, Businesship purchased Xenex's rights, duties and obligations under the Xenex Agreement with the Company.

         On December 15, 1994, an agreement was reached between Businesship and its wholly-owned subsidiary, Xenex, to merge Xenex into Businesship. The effect was to transfer 291,228 shares of the Company's Class A common stock from Xenex to Businesship.





3.       Capital Transaction with Xenex International, Inc. (Continued)

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

4.       Acquisition of Hotel Management Group

         In August 1992, the Company purchased 100% of the issued and outstanding common stock of HMG. The common stock was purchased from Barham Family Interests, Inc. and Marks and Associates, Inc. for stock and consideration of $15,149, which represented the net book value of HMG at the time of acquisition. In addition, the Company issued 200,000 shares of its Class A common stock to Barham Family Interests, Inc. and Marks and Associates, Inc.(100,000 shares each). HMG is engaged in the business of managing the general operations of hotels and providing them with accounting services.

         In conjunction with the purchase, the Company signed a three year employment agreement with the former officers of HMG, Paul L. Barham and Norman A. Marks. As an inducement to sign, the officers were granted signing
bonuses of $25,000 each, to be paid $12,500 each upon          execution of
the agreement and $12,500 each by June 30, 1995. The Company paid the remaining $12,500 each in October 1993. Additionally, they are to receive an annual salary of $75,000 each, monthly car allowances of $500 each, a health
care package and plans for both          incentive compensation and stock
options. In addition, the officers were granted the right to rescind the transaction in the event the Company did not receive an additional $850,000 in equity capital any time prior to June 30, 1995. The officers elected not to rescind the transaction.

         Hotel Management Group - California, Inc.

         Effective January 1, 1994, HMG formed a wholly-owned subsidiary, Hotel Management Group - California, Inc. ("HMG - California"), to hold the
management contract for the operations of          the Biltmore Hotel and
Suites in Santa Clara, California.  Additionally, as




4.       Acquisition of Hotel Management Group (Continued)

         Hotel Management Group - California, Inc. (Continued)

part of a restructuring undertaken by the owners of that hotel, the food and beverage operations at the property were leased to HMG California Partners LP, a California Limited Partnership, of which HMG - California is the General Partner, and the limited partners are members of the owner's family. HMG - California ceased to be the General Partner of HMG California Partners, LP on June 22, 1995, as part of further restructuring by the hotel's owner.

         Hotel Management Group - Mississippi, Inc.

         Effective July 22, 1994, HMG formed a wholly-owned subsidiary, Hotel Management Group - Mississippi, Inc. ("HMG - Mississippi"), to hold the management contract for the operation of the Days Inn in Pass Christian, Mississippi. HMG opened this property on August 25, 1994. The management contract on the Days Inn was terminated in July 1995. The property was to be purchased by the State of Mississippi and demolished for the expansion of the highway system. As compensation for the early termination of the management agreement, HMG - Mississippi has received a fee of $15,000.
For the years ended September 30, 1997 and 1996, HMG - Mississippi has not had any operations.

         Hotel Management Group - Tennessee, Inc.

         Effective September 23, 1996, HMG formed a wholly-owned subsidiary, Hotel Management Group - Tennessee, Inc. ("HMG - Tennessee"), to hold the management contract for the Sheraton Four Points Hotel in Memphis, Tennessee. The Company also has a limited partnership interest in the hotel.
(See Note 5.)

         Hotel Management Group - Oklahoma, Inc.

         Effective May 20, 1997, HMG formed a wholly-owned subsidiary, Hotel Management Group - Oklahoma, Inc. ("HMG - Oklahoma"), to hold the management contract for the Ramada Inn in Tulsa, Oklahoma. The Company also has a limited partnership interest in the hotel. (See Note 5.)

5.       Hotel Investments

         Tennessee Hotel Project

         On October 17, 1996 the Company purchased, for $100,000, a minority limited partnership interest in the Sheraton Four Points Hotel, located near the Memphis Airport in Memphis, Tennessee and a subsidiary of the Company was contracted to manage the hotel. The hotel is owned through limited partnerships, with the Company owning a limited partnership interest equating to 7%. The Company has accounted for its interest in the hotel utilizing the cost method. The Lender required as a condition of a loan to the partnership that Paul L. Barham ("Barham") an Officer and Director of the Company, and Norman L. Marks ("Marks"), also an Officer and Director of the Company, individually guarantee certain non-recourse provisions of the loan, guarantee certain environmental warranties regarding the hotel and guarantee completion of the renovations (collectively "Guaranties"). Texas Memphis Investors Limited offered Barham and Marks, or their assigns, in exchange for their Guaranties, each a limited partnership interest in Texas Memphis Investors Limited, which constitutes an interest in the Hotel of one percent (1%).

         The $11.65 million loan in connection with the purchase is for a three-year term secured by a first lien mortgage on the hotel, and contains provisions for required payment on the loan of all net operating income of the hotel (after expenses, certain reserves and management fees), with a final additional payment of approximately $2 million.

         Also in connection with the transaction, a newly formed subsidiary of the Company, HMG - Tennessee, entered into a management agreement to manage the hotel and supervise the renovations. HMG - Tennessee will receive a net
monthly management fee of $5,000 per   month for the first eight months, with
fees thereafter to be 8% of the net operating income of the hotel before debt service.

         Tulsa Hotel Project

         On June 4, 1997, the Company acquired a limited partnership interest in the Ramada Inn, located on I-44 in Tulsa, Oklahoma. At the same closing a subsidiary of the Company contracted with the new ownership to manage the
hotel.  In March of 1997, an unaffiliated          Company, LTS Group, Inc.
("LTS") entered into a contract to purchase the hotel for a purchase price of $4,575,000. HMG entered into an agreement with LTS to study feasibility and prepare recommendations and budgets. HMG was not paid a fee for its work, but instead provided a 2% Limited Partnership interest in the project. Costs to
renovate the hotel are          budgeted to be approximately $4.5 million
which together with closing costs and working capital for the hotel estimated at $1 million comprise the $10 million transaction. Of the $10 million, Lehman Brothers Holdings, Inc. ("Lehman Brothers") loaned approximately $9 million and contributed equity of $700,000. LTS and others contributed equity of $300,000. The hotel is owned through limited partnerships with the Company owning a limited partnership interest equating to 2% interest in the hotel, LTS and others 27 %, and Lehman Brothers and its affiliates 70%. LTS, the Company and others comprise Texas Tulsa Investors Limited ("Texas Tulsa"), a Texas limited partnership. The Lender required as a condition of the loan to the partnership that Barham and Marks individually guarantee certain recourse provisions of the loan, guarantee certain environmental warranties regarding the hotel and guarantee completion of the renovations (collectively "Guarantees"). Texas Tulsa offered Barham and Marks, or their assigns, in exchange for their Guarantees, each a limited partnership interest in Texas Tulsa, which constitutes an interest in the hotel of one percent (1%). The $9 million loan in connection with the purchase is for a three year term secured by a first lien mortgage on the hotel and contains provisions for required payment to the loan of all net operating income of the hotel (after expenses, certain reserves and management fees), with a final additional payment of approximately $1.6 million.

         Also in connection with the transaction, a newly formed subsidiary of the Company, HMG - Oklahoma entered into a management agreement to manage the hotel and supervise the renovations. HMG - Oklahoma and LTS have agreed to share certain fees in connection with the management agreement. HMG - Oklahoma will receive a net monthly management fee of $5,000 per month for the first eight months, with fees thereafter changing to 8% of the net operating income of the hotel before debt
service.  In recent years the hotel has had no net         operating income,
although the Company believes that if the proposed renovations and management of the hotel are successful, net income may be able to be increased substantially.

         McKinney Texas Development

         On November 19, 1996, HMG, as Agent for McKinney Hotel Development Group, Ltd., a Texas Limited Partnership in organization, entered into an agreement to purchase approximately five acres of land in McKinney, Texas, on which the Partnership intends to build two small hotels and a conference center. The Company will be a limited partner in the venture and HMG will manage the hotels and conference centers if the project is completed.

6.       Investments in Joint Ventures

         In furtherance of management's stated intention to acquire, develop and manage real estate projects, the Company entered into three separate related party transactions with directors of the Company (among others). The
initial transactions involved contributions by the Company         of rights
or assets other than cash. All three transactions required the Company to enter into a joint venture agreement with another corporation whereunder the joint venture acquired an interest in an apartment complex. During 1996, the Company sold two of the properties, Athena Gardens and Riviera, resulting in a gain of $96,070. Also, in November of 1996, the Company sold the third joint venture, Villa Martinique, resulting in a gain of $49,052. The Company still operates the Athens Gardens and Villa Martinique projects, receiving management fees aggregating $42,000 each year in 1997 and 1996.

7.       Income Taxes

         As of September 30, 1997, the Company had net operating loss carryforwards of approximately $2,726,000 for book and tax purposes. Unused operating loss carryforwards may provide future tax benefits, although there can be no assurance that these net operating losses can be recognized in the future. Also, if substantial changes in the Company's ownership should occur, there may be an annual limitation on the amount of the carryforwards which can be utilized. Accordingly, deferred tax assets have been offset in the accompanying financial statements by a valuation allowance.

The loss carryforwards expire as follows:


                                Year of          Operating Loss
                               Expiration   Carryforward Expirations


                                   1998         $    267,000
                                   1999              485,000
                                   2002               20,000
                                   2003               27,000
                                   2004            1,116,000
                                   2005              295,000
                                   2006               87,000
                                   2007              158,000
                                   2008              157,000
                                   2009              114,000
                                                 $ 2,726,000

8.       Commitments and Contingencies

         Leases

         The Company leases its office facilities from an unrelated party. The lease expired on October 31, 1996, and as of December 9, 1996, the lease is on a month-to-month basis. The Company also leases an off-site storage facility on a month-to-month basis. Rental expense for the years ended September 30, 1997 and 1996 amounted to $13,824 and $17,663, respectively.

8.       Commitments and Contingencies

         Concentration of Credit Risk

         The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

9.       Related Party Transactions

         During the year ended September 30, 1991, the Company entered into two joint venture agreements with entities controlled by certain directors of the Company (Note 6). Also, on December 4, 1991, the Company entered into a
third joint venture agreement with certain         entities controlled by
certain directors of the Company. Under the terms of the joint venture agreements, all joint venturers can exert significant influence over the operations of the joint ventures.

         Amounts payable to related parties includes $8,000 to Villa Martinique Joint Venture for capital contributions and cash calls as of September 30, 1997 and 1996.

10.      Management Fee Revenues

         The Company received approximately 76% and 71% of gross management revenues from the Biltmore Hotel in California for the years ended September 30, 1997 and 1996, respectively.