Form 10QSB
period 1997-12-31
HARRELL INTERNATIONAL INC
filed 1998-02-13
CIK 45694

[CURRENCY]        U.S.DOLLARS
[FISCAL-YEAR-END]  SEP-30-1998
[PERIOD-END]       DEC-31-1997

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, DC.

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1997
Commission File No:  0-2661

Harrell International, Inc.
(Exact name of registrant as specified in its charter)

Delaware    (State of jurisdiction)
13-194618   (I.R.S. Employer identification No.)

211 Louisiana Street, McKinney, Texas 75069
(Address of Principal executive offices)

(972)542-9525
(Registrant's telephone no., including area code)


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

The number of shares outstanding of the registrant's Class A, $.01 par value common stock as of December 31, 1997, was 976,580. The number of shares outstanding of the registrant's $1.00 par value preferred stock as of December 31, 1997 was 243,331.

HARRELL INTERNATIONAL, INC.


                                 INDEX



                                                                   Page


Part I   Financial Information


         Item 1   Financial Statements

                  Consolidated Balance Sheets                         3
                   -- As of December 31, 1997, and September 30 1997

                  Consolidated Statements of Income                   4
                   -- Three Months Ended December 31, 1997 and 1996

                  Consolidated Statements of Cash Flows               5
                   -- Three Months Ended December 31, 1997 and 1996

                  Notes to Consolidated Financial Statements          6


         Item 2   Management's discussion and analysis of Financial   7
                  Condition and Results of Operation


Part II  Other Information                                            8


Signature Page                                                        9


Part FINANCIAL INFORMATION

     Item 1    Financial Statements

HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                  December 31, 1997   September 30, 1997
                                       (Unaudited)          (Audited)

     ASSETS
Current Assets:
Cash                                $      113,513      $       98,908
Accounts Receivable                         69,343              89,464
Other Current Assets                         1,897               3,939
     Total Current Assets           $      184,754      $      192,311
Note Receivable                              9,869               9,869
Investment in Joint Ventures                 1,500               1,200
Investment in Limited Partnership          100,000             100,000
Furniture & Equipment (net)                 12,115               8,163
     Total Assets                   $      308,238      $      311,543


     LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and
	Accrued Liabilities           $       17,688      $       56,308
Amounts Payable to Related Parties           8,000               8,000
Accrued Salaries & Payroll Taxes            15,189               8,215
     Total Current Liabilities      $       40,877      $       72,523
Note Payable                                     0                   0
     Total Liabilities              $       40,877      $       72,523

Stockholders' Deficit:
Preferred Stock                     $      243,331      $      243,331
Common Stock:
Class A $.01 par value, 9,000,000
     shares authorized, 976,580
     issued and outstanding                  9,766               9,766
Class B $.01 par value, 1,000,000
	shares authorized,No shares
	issued or outstanding                      0                   0
Additional Paid in Capital               2,077,287           2,077,287
Accumulated Deficit                     (2,063,023)         (2,091,364)
     Total Stockholders' Deficit    $      267,360      $      239,020
     Total Liabilities &
		Stockholders' Deficit   $      308,238      $      311,543


HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


For the Three Months Ended December 31		1997            1996


Revenues:
   Management Fees                         $    125,305    $     87,161
   Accounting Fees                                    0               0
   Consulting Fees                                    0          41,300
   Equity in earnings (losses) of
	Joint Ventures					      0               0
   Other Income                                   5,315             118

   Total Revenues                          $    130,620    $    128,579

Expenses:
   Employee Compensation & Related               78,769          95,359
   General & Administrative Expenses             23,514          23,369

   Total Expenses                          $    102,283    $    118,728

   Income before Gain on Sale of
	Joint Ventures					 28,336           9,851

   Gain of Sale of Joint Venture                      0          53,638

   Income before Income Taxes                    28,336          63,490

   Provision for Income Taxes                         0               0

   Net Income                              $     28,336    $     63,490


   Income per common share                        $0.03           $0.07

   Weighted average number of common shares
	 outstanding					976,580         976,580


HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)


For the Three Months Ended December 31		1997            1996


Cash Flows from Operating Activities:
Net Income (Loss)                            $   28,336    $     63,490

Adjustments to reconcile Net Income (Loss)
	to Net Cash Provided (Used) for
	Operating Activities:
Depreciation Expense                                598             598
Equity in (Earnings) Losses of Joint Ventures         0         (10,577)
Accretion of Equity Interest in Assets of
	Joint Ventures over Initial Investments         0             (88)
Distribution Received from Joint Ventures             0             501
Equity Contribution to Joint Ventures              (300)              0

Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable       20,121          (2,065)
(Increase) Decrease in Other Current Assets       2,042            (525)
Purchase of Furniture & Equipment                (4,550)             (0)
Investment in Four Points Sheraton                    0        (100,000)
Increase (Decrease) in Accounts Payable and
	Accrued Liabilities                       (38,620)        (36,870)
Increase (Decrease) in Accrued Salaries &
	Related Expense					  6,974           1,116

Net Cash provided (used) by
	Operating Activities			   $   14,601    $    (84,419)

Cash Flows from Financing Activities:
Note Receivable                                       0          (9,869)
Increase in Note Payable                              0               0
Increase in Preferred Stock                           0               0
Increase in Capital Stock                             0               0
Net Increase (Decrease) in Cash              $   14,601    $    (94,288)

Cash at Beginning of Period                      98,908         140,287
Cash at End of Period                           113,513          45,999
Net Increase (Decrease) in Cash              $   14,605    $    (94,288)


HARRELL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  PRINCIPLES OF DISCLOSURE

The balance sheet as of December 31, 1997, and the related statements of income and cash flows for the three month period ended December 31, 1997 and 1996, are consolidated with the company's wholly-owned subsidiary (Hotel Management Group, Inc.), and it's wholly owned subsidiaries Hotel Management Group (California), Hotel Management Group (Tennessee), Hotel
Management Group (Oklahoma)   and Hotel Management Group (Mississippi),
and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Registrant's annual financial statements and notes.

Item MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Material Changes in the Results of Operations.

          (1)  Hotel Management Group, Inc.  (HMG)

               Hotel Management Group formed a wholly owned subsidiary
 		            Hotel Management Group (California), Inc. [HMG(CA)] to
               operate its California  properties, Hotel Management
               Group (Mississippi), Inc. [HMG(MS)]to operate its
               Mississippi property,  Hotel Management Group
               (Tennessee), Inc. [HMG (TN)]  to operate its
    		         Tennessee property, and Hotel Management Group
     		   		   (Oklahoma), Inc. [HMG(OK)] to operate its Oklahoma
          		   Property.  HMG (CA) began operations January 1, 1994. HMG(TN)
               began operations October 17, 1996.  HMG(OK) began operations
               June 4, 1997.  HMG(MS) began operations in July 1994 and
               ceased operations in July 1996 due to
               the cancellation of the Management Contract because the
          		   property was to be domolished by the State Highway
          		   Department.  The following reflects a summary of the
          		   results of operations for the three   months ended
          		   December 31, 1997, and is fully consolidated with HMG(CA)
          		   HMG(TN), and HMG(OK).

                                  3 months
               Total Revenues     130,431
               Total Expenses      35,318
               Net Income          95,113

               These results are fully consolidated with the Company on
          		   the enclosed financial statements. Also they do not reflect any management fees charged to HMG by Harrell
               International, which are charged on an annual basis.

          (2)  At the end of the quarter HMG managed five hotels and two
          		   apartment complexes. A substantial amount of time and effort was given by the principals of HMG to the location of additional management contracts.

          (3)  The Company has entered into negotiations with LW-LP,
          		   Inc. for the sale of its limited
               partnership interest in Texas Memphis Investors, Ltd.

               The Company expects to receive the return of its
          		   investment.  At the point of consummation of such a
	         		   transaction, HMG(TN) will resign as manager of the
          		   Memphis Four Points Hotel.

               The loss of the management fee derived from the management
          		   of the Memphis Four Points Hotel is not expected to have
          		   a material impact on future financial results or the
          		   future financial conditions of the Company.

Part II. OTHER INFORMATION

Item 1.  Legal.

         There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the quarter ended December 31, 1997.

Item 2.  Change in Securities.

         There were no changes in securities during the quarter.

Item 3.  Defaults Upon Senior Securities.

         The Registrant does not have any outstanding debt or securities of this nature.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No items were submitted to a vote of the security holders during this quarter.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      No  report on Form 8-K was filed by the Registrant for
     	            the quarter ended December 31, 1997.

S I G N A T U R E S





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

                                             HARRELL INTERNATIONAL, INC.




Date:  2/12/98                               /S/Paul L. Barham
							                                      ----------------------
                                             Vice President, Chief
                                   							   Financial Officer and
                                   							   Director

<PAGE 10>

INDEX TO EXHIBITS


EXHIBIT NUMBER			DESCRIPTION


27					 FINANCIAL DATA SCHEDULE
