Form 10QSB
period 1998-03-31
HARRELL INTERNATIONAL INC
filed 1998-05-15
CIK 45694

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, DC.

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998        Commission File No:  0-2661

Harrell International, Inc.
(Exact name of registrant as specified in its charter)

Delaware                 13-194618
(State of jurisdiction)  (I.R.S. Employer Identification)


211 Louisiana Street, McKinney, Texas 75069
(Address of principal executive offices)

(972)542-9525
(Registrant's telephone number, including area code)


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

          The number of shares outstanding of the registrant's Class A, $.01 par value common stock as of March 31, 1998, was 976,580. The number of shares outstanding of the registrant's $1.00 par value preferred stock as of March 31, 1998 was 243,331.

                  HARRELL INTERNATIONAL, INC.




                    INDEX

                                                                    Page
Part I   Financial Information


         Item 1   Financial Statements

                 Consolidated Balance Sheets                           3
                  -- As of March 31, 1998, and September 30 1997

                 Consolidated Statements of Income                     4
                  -- Three Months Ended March 31, 1998 and 1997

                 Consolidated Statements of Cash Flows                 5
                  -- Three Months Ended March 31, 1998 and 1997

                 Notes to Consolidated Financial Statements            6


        Item 2   Management's discussion and analysis of Financial     7
                 Condition and Results of Operation


Part II  Other Information                                             8


Signature Page                                                         9



Part I   FINANCIAL INFORMATION

         Item 1            Financial Statements

HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                        March 31, 1998 September 30, 1997
                                        (Unaudited)           (Audited)
         ASSETS
Current Assets:
Cash                                       $    83,867        $    98,908
Accounts Receivable                            114,510             89,464
Other Current Assets                             1,135              3,939
         Total Current Assets              $   199,512        $   192,311
Note Receivable                                  9,869              9,869
Investment in Joint Ventures                     1,500              1,200
Investment in Limited Partnership              100,000            100,000
Furniture & Equipment (net)                     16,396              8,163
         Total Assets                      $   327,278        $   311,543


         LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Liabilities   $    18,521        $    56,308
Amounts Payable to Related Parties               8,000              8,000
Accrued Salaries & Payroll Taxes                 7,329              8,215
         Total Current Liabilities         $    33,851        $    72,523
Note Payable                                         0                  0
         Total Liabilities                 $    33,851        $    72,523

Stockholders' Deficit:
Preferred Stock                            $   243,331        $   243,331
Common Stock:
Class A $.01 par value, 9,000,000 shares
authorized 976580 issued and outstanding         9,766              9,766
Class B $.01 par value, 1,000,000 shares
authorizerd, No shares issued or outstanding
Additional Paid in Capital                   2,077,287          2,077,287
Accumulated Deficit                         -2,036,957         -2,091,364
         Total Stockholders' Deficit       $   293,427        $   239,019
         Total Liabilities &
               Stockholders' Deficit       $   327,278        $   311,542

<TABLE/>




















HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                              For the Three Months    For the Six Months
                                  Ended March 31      Ended March 31

                                     1998      1997      1998      1997

Revenues:
 Management Fees                  $ 150,240 $ 104,023 $ 275,545 $ 191,184
 Accounting Fees                          0         0         0         0
 Consulting Fees                          0         0         0         0
 Equity in earnings (losses) of
        Joint Ventures                    0         0         0         0
 Other Income                           205     5,323     5,519    46,742

 Total Revenues                   $ 150,445   109,346 $ 281,065 $ 237,926

Expenses:
 Employee Compensation & Related     98,208   120,447   176,977   178,297
 General & Administrative Expense    26,170    29,952    49,684    45,133

 Total Expenses                   $ 124,378   150,399 $ 226,661 $ 223,429

 Income (Loss) before Income      $  26,066   (41,053)$  54,403 $  14,496

 Gain of Sale of Joint Venture                                0    53,638

 Income before Income Taxes          26,066   (41,053)   54,403    68,134

 Provision for Income Taxes               0         0         0         0

 Net Income (Loss)                $  26,066   (41,053)$  54,403 $  68,134


 Income (Loss) per common share       $0.03    ($0.04)    $0.06     $0.07

   Weighted average number of common
           shares outstanding       976,580   976,580   976,580   976,580



<TABLE/>




















HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

For the Six Months Ended March 31


                                                       1997        1997

Cash Flows from Operating Activities:
Net Income (Loss)                                 $  54,403   $  68,134

Adjustments to reconcile Net Income (Loss) to Net
Cash Provided (Used) for Operating Activities:
Depreciation Expense                                  1,196       1,196
Equity in (Earnings) Losses of Joint Ventures             0     -10,577
Accretion of Equity Interest in Assets of Joint Ventures
     over Initial Investments                             0         -88
Distribution Received from Joint Ventures                 0         501
Equity Contribution to Joint Ventures                     0           0

Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable          -25,042     -17,988
(Increase) Decrease in Other Current Assets           2,803         -90
Purchase of Furniture & Equipment                    -9,430           0
Investment in Four Points Sheraton                        0    -100,000
Investment in McKinney Hotel Project                   -300      -1,200
Increase (Decrease) in Accounts Payable and
     Accrued Liabilities                            -37,786     -36,252
Increase (Decrease) in Amounts Due to Related             0           0
Increase (Decrease) in Accrued Salaries &
     Related Parties                                   -885          98
Net Cash provided (used) by
     Operating Activities                         $ -15,040   $ -96,265

Cash Flows from Financing Activities:
Note Receivable                                           0       -9869
Increase in Note Payable                                  0           0
Increase in Preferred Stock                               0           0
Increase in Capital Stock                                 0           0
Net Increase (Decrease) in Cash                   $ -15,040   $-106,134

Cash at Beginning of Period                          98,908     140,286
Cash at End of Period                                83,867      34,152
Net Increase (Decrease) in Cash                   $ -15,040   $-106,134

<TABLE/>



















HARRELL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  PRINCIPLES OF DISCLOSURE

The balance sheet as of March 31, 1998, and the related statements of income and cash flows for the six month period ended March 31, 1998 and 1997, are consolidated with the company's wholly-owned subsidiary
(Hotel Management Group, Inc.), and it's wholly owned subsidiaries
Hotel Management Group (California), Hotel Management Group
(Tennessee),  Hotel Management Group (Oklahoma),  Hotel Management
Group (Virginia), and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by Form
10-QSB, and do not contain certain information included in the Registrant's annual financial statements and notes.














































Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

Material Changes in the Results of Operations.

 (1)      Hotel Management Group, Inc.  (HMG)

          Hotel Management Group formed a wholly owned subsidiary
          Hotel Management Group (California), Inc. [HMG(CA)] to operate its California properties, Hotel Management
          Group (Mississippi), Inc. [HMG(MS)] to operate its
          Mississippi  property,  Hotel Management Group
          (Tennessee), Inc. [HMG (TN)] to operate its Tennessee property, Hotel Management Group (Oklahoma), Inc.
          [HMG(OK)] to  operate its Oklahoma property, and Hotel
          Management Group (Virginia), Inc.  [HMG(VA)] to manage its
          Virginia property.  HMG (CA) began operations January  1,
          1994. HMG (TN) began operations October 17, 1996. HMG(OK) began operations June 4, 1997. HMG(VA) began operations in February 1998. HMG(MS) began operations in July 1994 and ceased operations in July 1996 due to the cancellation of the Managment Contract because the property was to be domolished by the State Highway Department. The following reflects a summary of the results of operation for the six months ended March 31, 1998, and is fully consolidated with HMG(CA) HMG(TN), HMG(OK), and HMG(VA).


           6 months
          Total Revenues     280,686
          Total Expenses      87,174
          Net Income         193,513
<TABLE/>

          These results are fully consolidated with the Company on the enclosed financial statements. Also they do not reflect any management fees charged to HMG by Harrell
          International, which are charged on an annual basis.

 (2)      On February 17, 1998 HMG(VA) assumed the management of the
          Chamberlin Hotel in Hampton Virginia, an historic 225 room hotel overlooking the Chesapeake Bay. Plans call for a $2M renovation of the property.

 (3) At the end of the quarter HMG managed six hotels and two apartment complexes. A substantial amount of time and effort was given by the principals of HMG to the location of additional management contracts.

Subsequent Events

The Company completed negotiations with LW-LP, Inc. for the sale of its limited partnership interest in Texas Memphis Investors, Ltd., a limited partner owning 29.5% of Memphis Hotel Owners, L.P., the owner of the Four Points Hotel in Memphis, TN.

The Company received the return of its investment on April 3, 1998.
At the point of consummation of the transaction, HMG(TN) resigned as manager of the Memphis Four Points Hotel.

The loss of the management fee derived from the management of the Memphis Four Points Hotel is not expected to have a material impact on future financial results or the future financial conditions of the Company.

    7













Part II. OTHER INFORMATION

Item 1.   Legal.

          There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the quarter ended March 31, 1998.

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

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          (a) No report on Form 8-K was filed by the Registrant for the quarter ended March 31, 1998.




























    8










S I G N A T U R E S





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.



                                             HARRELL INTERNATIONAL, INC.




Date:
                                   Paul L. Barham
                                   Vice President, Chief Financial
                                   Officer and Director













    9

