Form 10QSB
period 1998-06-30
HARRELL INTERNATIONAL INC
filed 1998-08-12
CIK 45694

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, DC.

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998  Commission File No:  0-2661

Harrell International, Inc.
(Exact name of registrant as specified in its charter)

Delaware                      13-194618
(State of jurisdiction)  (I.R.S. Employer
                              identification No.)

211 Louisiana Street, McKinney, Texas 75069
     ERR

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

          The number of shares outstanding of the registrant's Class A, $.01 par value common stock as of June 30, 1998, was 976,580. The number of shares outstanding of the registrant's $1.00 par value preferred stock as of June 30, 1998 was 243,331.

              HARRELL INTERNATIONAL, INC.




              INDEX

                                                               Page
Part I Financial Information


       Item 1 Financial Statements

              Consolidated Balance Sheets                      3
               -- As of June 30, 1998, and September 30 1997

              Consolidated Statements of Income                4
               -- Six Months Ended June 30, 1998 and 1997

              Consolidated Statements of Cash Flows            5
               -- Six Months Ended June 30, 1998 and 1997

              Notes to Consolidated Financial Statemen         6


       Item 2 Management's discussion and analysis of          7
              Condition and Results of Operation


Part IIOther Information                                       9


Signature Page                                                10


Part I FINANCIAL INFORMATION

       Item 1     Financial Statements

HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                    Jun 30, 1998 Sep 30, 1998
                                                      (Unaudited)   (Audited)
       ASSETS
Current Assets:
Cash                                                $    189,057 $     98,908
Accounts Receivable                                      132,353       89,464
Other Current Assets                                       2,395        3,939
       Total Current Assets                         $    323,804 $    192,311
Note Receivable                                            9,869        9,869
Investment in Joint Ventures                               1,850        1,200
Investment in Limited Partnership                              0      100,000
Furniture & Equipment (net)                               17,004        8,163
       Total Assets                                 $    352,528 $    311,543


       LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Liabilities            $     21,991 $     56,308
Amounts Payable to Related Parties                         8,000        8,000
Accrued Salaries & Payroll Taxes                           4,275        8,215
       Total Current Liabilities                    $     34,266 $     72,523
Note Payable                                                   0            0
       Total Liabilities                            $     34,266 $     72,523

Stockholders' Deficit:
Preferred Stock                                     $    243,331 $    243,331
Common Stock:
Class A $.01 par value, 9,000,000 shares authorized,
976580 issued and outstanding                              9,766        9,766
Class B $.01 par value, 1,000,000 shares authorized,
No shares issued or outstanding                                             0
Additional Paid in Capital                             2,077,287    2,077,287
Accumulated Deficit                                   (2,012,123)  (2,091,364)
       Total Stockholders' Deficit                  $    318,261 $    239,020
       Total Liabilities & Stockholders' Deficit    $    352,528 $    311,543

<TABLE/>















HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                              For the Three Months    For the Nine Months
                              Ended June 30           Ended June 30

                                   1998        1997         1998         1997
Revenues:
       Management Fees          159,964     140,329      435,509      331,513
       Accounting Fees                0           0            0            0
       Consulting Fees                0           0            0            0
       Equity in earnings (losses)
            of Joint Ventures         0           0            0            0
       Other Income                 533       4,865        6,052       51,607

       Total Revenues           160,497     145,194      441,561      383,120

Expenses:
       Employee Compensation
          & Related Expense     104,411      80,439      281,388      258,736
       General & Admin Expense   31,252      18,837       80,936       63,970

       Total Expenses           135,663      99,276      362,324      322,705

       Income (Loss) before
          Income Tax             24,834      45,919       79,238       60,415

       Gain of Sale of Joint Venture                           0       53,638

       Income before Income
          Taxes                  24,834      45,919       79,238      114,053

       Provision for Income Tax       0           0            0            0

       Net Income (Loss)         24,834      45,919       79,238      114,053

       Income(Loss) per common
            share                 $0.03       $0.05        $0.08        $0.12

       Weighted average number
          of common shares
          outstanding           976,580     976,580      976,580      976,580


<TABLE/>













HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

For the Nine Months Ended June 30


                                                            1998         1997
Cash Flows from Operating Activities:
Net Income (Loss)                                         79,238      114,053

Adjustments to reconcile Net Income (Loss) to Net
Cash Provided (Used) for Operating Activities:
Depreciation Expense                                       1,795        1,795
Equity in (Earnings) Losses of Joint Ventures                  0      (10,577)
Accretion of Equity Interest in Assets of Joint Ventures
     over Initial Investments                                  0          (88)
Distribution Received from Joint Ventures                      0          501
Equity Contribution to Joint Ventures                          0            0

Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable               (42,885)     (29,946)
(Increase) Decrease in Other Current Assets                1,544         (706)
Purchase of Furniture & Equipment                        (10,636)      (3,870)
Investment in Four Points Sheraton                       100,000     (100,000)
Investment in McKinney Hotel Project                        (650)      (1,200)
Increase (Decrease) in Accounts Payable and Accrued
     Liabilities                                         (34,317)     (51,587)
Increase (Decrease) in Amounts Due to Related Parties          0            0
Increase (Decrease) in Accrued Salaries & Related         (3,940)       1,979

Net Cash provided (used) by Operating Activities          90,149      (79,647)

Cash Flows from Financing Activities:
Note Receivable                                                0       (9,869)
Increase in Note Payable                                       0            0
Increase in Preferred Stock                                    0            0
Increase in Capital Stock                                      0            0
Net Increase (Decrease) in Cash                           90,149      (89,516)

Cash at Beginning of Period                               98,908      140,287
Cash at End of Period                                    189,057       50,771
Net Increase (Decrease) in Cash                           90,149      (89,516)


<TABLE/>














HARRELL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  PRINCIPLES OF DISCLOSURE

The balance sheet as of June 30, 1998, and the related statements of income and cash flows for the six month period ended June 30, 1998 and 1997, are consolidated with the company's wholly-owned subsidiary (Hotel
Management Group, Inc.), and it's wholly owned subsidiaries Hotel
Management Group (California), Hotel Management Group (Tennessee),  Hotel
Management Group (Oklahoma),  Hotel Management Group (Virginia),  and
Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by Form
10-QSB, and do not contain certain information included in the Registrant's annual financial statements and notes.








































Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

Material Changes in the Results of Operations.

              (1) Hotel Management Group, Inc.  (HMG)
                  Hotel Management Group formed a wholly owned subsidiary
                  Hotel Management Group (California), Inc. [HMG(CA)] to operate its California properties, Hotel Management Group
                  (Mississippi), Inc. [HMG(MS)] to operate its Mississippi property, Hotel Management Group (Tennessee), Inc. [HMG
                  (TN)]  to operate its Tennessee property, Hotel Management
                  Group (Oklahoma), Inc. [HMG(OK)] to operate its Oklahoma property, and Hotel Management Group (Virginia), Inc.
                  [HMG(VA)] to manage its Virginia property. HMG (CA) began operations January 1, 1994. HMG (TN) began operations
                  October 17, 1996. HMG(OK) began operations June 4, 1997.
                  HMG(VA) began operations in February 1998. HMG(MS) began operations in July 1994 and ceased operations in July 1996 due to the cancellation of the Managment Contract because the property was to be domolished by the State Highway
                  Department. The following reflects a summary of the results of operations for the nine months ended June 30, 1998, and is fully consolidated with HMG(CA) HMG(TN), HMG(OK), and HMG(VA).



                                    9 months
                  Total Revenues    440,994
                  Total Expense     152,687
                  Net Income        288,307
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

              (3) At the end of the quarter HMG managed four hotels and two apartment complexes. A substantial amount of time and effort was given by the principals of HMG to the location of additional management contracts.

              (4) Investment in Limited Partnerships
                  The Company completed negotiations with LW-LP, Inc. for the sale of its limited partnership interest in Texas Memphis
                  Investors, Ltd., a limited partner owning 29.5% of Memphis
                  Hotel Owners, L.P., the owner of the Four Points Hotel in
                  Memphis, TN.

                  The Company received the return of its investment on April
                  3, 1998. At the point of consummation of the transaction, HMG(TN) resigned as manager of the Memphis Four Points
                  Hotel.




                  On June 3, 1998, the transaction closed with LW-LP, Inc.
                  wherein the guarantors (Messrs Marks and Barham) of certain aspects of the acquisition, renovation, and on-going operation of the Select Hotel in Tulsa, Oklahoma, sold their interests to LW-LP, Inc. As part of the transaction, HMG(OK) resigned as manager of the Select
                  Hotel, Tulsa.

                  The loss of the management fees derived from the management of the Memphis Four Points Hotel and the Select Hotel,
                  Tulsa are not expected to have a material impact on future financial results or the future financial conditions of the Company.
















































Part IIOTHER INFORMATION

Item 1.Legal.

       There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the quarter ended June 30, 1998.

Item 2.Change in Securities.

       There were no changes in securities during the quarter.

Item 3.Defaults Upon Senior Securities.

       The Registrant does not have any outstanding debt or securities of this nature.

Item 4.Submission of Matters to a Vote of Security Holders.

       No items were submitted to a vote of the security holders during this quarter.

Item 5.Other Information.

       None

Item 6.Exhibits and Reports on Form 8-K.

       (a)    No  report on Form 8-K was filed by the
              Registrant for the quarter ended June 30, 1998.





































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
























      10


