Form 10KSB
period 1998-09-30
HARRELL INTERNATIONAL INC
filed 1999-01-20
CIK 45694

HARRELL INTERNATIONAL, INC.
  211 East Louisiana Street
  McKinney, Texas 75069

  Form 10-KSB

  For the fiscal year ended:
  September 30, 1998



  Submitted to





  SECURITIES AND EXCHANGE COMMISSION
  Washington, D. C.

  Commission File No. 0-2661

  SECURITIES AND EXCHANGE COMMISSION
  Washington, D. C. 20549

  FORM 10-KSB.

   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended:         Commission File No.:
   September 30, 1998                        0-2661

  HARRELL INTERNATIONAL, INC.
  (Exact name of registrant as specified in its charter)

       Delaware                 13-1946181
  (State of Incorporation)      (I.R.S. Employer Id. No.)

          211 East Louisiana Street, McKinney, Texas 75069
        (Address of principal executive offices)  (Zip Code)

  Registrant's telephone number, including area code: (972)
  542-9525
    Securities registered pursuant to Section 12(b) of the
  Act:

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

                 (1)  YES   X     NO
                 (2)  YES   X     NO

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation
  S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X]

        Issuer's revenues for its most recent fiscal year
  $628,518

       The aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of July 1, 1991, the last available quotation date: Approximately $95,099.

       The number of shares of the registrant's Class A, $.01 par value Common Stock outstanding as of September 30,1998 was 976,580. The number of shares of the registrant's $1 par value preferred stock outstanding as of September 30, 1998 was 243,331.

       In October 1997, the Company changed transfer agents from Chase Mellon to Registrar and Transfer Company. When transferring the records to Registrar and Transfer Company, Chase Mellon showed additional shares of common stock of the Company as being issued and outstanding. Chase Mellon gave no explanation for this discrepancy, and for the past several years has consistently reported the number of shares outstanding as approximately 976,580. The Company has made three written inquiries to Chase Mellon but has received no response. The Company will continue to follow up. It is not known at this time whether Chase Mellon's records are in error, and for purposes of this report and until a satisfactory answer is received from Chase Mellon, the Company shall continue to use 976,580 as the number of outstanding shares.



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

       In August 1992, with the Company's acquisition of Hotel
  Management Group, Inc., the Company expanded its focus to include the acquisition, development, and management of hotels,directly and through affiliates.


                                HISTORY

       HARRELL INTERNATIONAL, INC. (the "Company") is a Delaware corporation which was originally incorporated in 1959 in Massachusetts under the name of Formula 409, Inc.
  In 1967, the Company's name was changed to The Harrell Corporation and in 1968 to Harrell International, Inc. The Company changed its state of incorporation from Massachusetts to Delaware in March, 1987. The Company originally manufactured and sold a multi-purpose household spray cleaner under the registered trademark "Formula 409." In 1970, the Company sold the rights to "Formula 409" to Clorox Corporation. During the period 1970 to 1983 the Company was primarily engaged in the business of acquiring and operating food and non-food brokers which represented the products of various unrelated manufacturers to either the U. S.Domestic Civilian Market or to the U. S. Military Resale System. In 1983, the Company completed the divestiture of its consumer products brokerage businesses and entered a phase during which its revenues were derived primarily from the collection of receivables acquired in connection with such divestitures.

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

       Following the sale of the Sarvis Note, the Company continued searching for a possible merger candidate. In early March, 1990, Wilson Harrell renewed discussions with Geoffrey G.Dart ("Dart"), of Clover, Inc., an Australian businessman with whom the Company had negotiated to the point of a verbal understanding in September, 1988.

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

       Clover failed to make either additional payment and on December 23, 1991, the Company and Clover entered into a Restructuring Agreement.

       In light of Clover's failure to make the additional installments and the Company's need for capital in order to pursue the business plan discussed above, the Company determined that it should seek a new capital partner. On December 23, 1991, the Company's Board of Directors authorized Wilson Harrell and Geoffrey Dart to actively seek such a partner.

       In October 1991, the Company borrowed $50,000 from Xenex International, Inc., a Florida corporation. In 1992 the Company and Xenex entered into agreements whereby Xenex agreed to treat the $50,000 loan as an equity investment in the Company and invest an additional $100,000 into the Company in exchange for 291,228 shares of the Company's common stock. In 1993 Xenex loaned the Company $150,000, and in 1994 the parties entered into an agreement (the "Debt Agreement") to convert the loan into stock of the Company.

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

  Riviera Project

       The Riviera Project, a 37 unit apartment complex in Dallas, Texas, was managed by the Company for about five and one-half years, then sold in August 1996. The net proceeds from the sale was approximately equal to the investment in the property.

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

       Pursuant to the joint venture agreement, 87.6% and 12.4% of the joint venture's distributable cash, less reasonable reserves, was distributable to VMIC and the Company,respectively. The Company's 12.4% interest in the venture equated to a 10% interest in the VM Project. Although VMIC and the Company shared equally the right to manage the venture, the Company supervised the venture's day-to-day operations, through Hotel Management Group.

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

       On September 1, 1993, the Company completed the acquisition of Hotel Management Group, Inc.

  Apartment Management

       Effective November 2, 1992, Hotel Management Group assumed the management of the Athena Gardens, Riviera and Villa Martinique apartments at that time, and continues to operate Athena Gardens and Villa Martinique Apartments at September 30, 1998.

  HOTEL MANAGEMENT

       Hotel Management Group - California, Inc.("HMG
  California")

            Effective January 1, 1994, Hotel Management Group, Inc. formed a wholly owned subsidiary, Hotel Management Group - California, Inc., to hold the management contract for the operations of the Biltmore Hotel and Suites in Santa Clara,California. The Biltmore Hotel is a 262 room full service hotel with 8,000 square feet of meeting space. HMG California's management contract is a two-year renewable contract that began in January 1992 and has a current expiration of December 31, 1999. HMG California receives a management fee equal to ten percent (10%) of the hotel's net income pre debt, after a 3% reserve for furniture,fixtures and equipment.

            HMG California entered into a management contract of the Rancho Santa Barbara Marriott in May 1995.The Marriott is a 149 room full service hotel with 8,000 square feet of meeting space and health and spa facilities. HMG California's management contract is a two-year renewable contract that began in June 1995 and has a current expiration of December 31, 1999. HMG California receives a management fee equal to ten percent (10%) of the hotel's net income pre-debt,after a 3% reserve for furniture, fixtures and equipment.

       Hotel Management- Tennessee, Inc. ("HMG Tennessee")

            On October 17, 1996, for the sum of $100,000, the Company purchased a minority limited partnership interest in the Sheraton Four Points Hotel, located near the Memphis Airport in Memphis, Tennessee. At the same closing a subsidiary of the Company, HMG Tennessee, contracted with the new ownership to manage the hotel.

            After undergoing substantial renovation in 1996 and 1997, the hotel failed to reach budgeted profitability figures. The majority owner, an affiliate of Lehman Brothers, agreed to purchase the limited partnership interest of the Company for its original investment of $100,000. The transaction closed in April 1998, and HMG Tennessee resigned as manager of the hotel. Pursuant to the resignation agreement, HMG Tennessee was to be paid certain outstanding management fees by the limited partnership. However, to date, the partnership, citing lack of funds, has not paid the remaining amount of $33,247.66.

       Hotel Management- Oklahoma, Inc. ("HMG Oklahoma")

            On June 4, 1997, the Company acquired a limited partnership interest in the Ramada Inn, located on I-44 in Tulsa, Oklahoma. At the same closing a subsidiary of the Company, HMG Oklahoma, contracted with the new ownership to manage the hotel.

            Hotel Management Group, Inc. ("HMG") was not paid a fee for work in acquiring the hotel but instead received an equity ownership of 2.5%. Entities affiliated with Paul Barham and Norman Marks each received an equity ownership of 1% as consideration for the personal guaranties of certain obligations in connection with the hotel and its renovation.

            After undergoing substantial renovation in 1997 and 1998, the hotel was positioned to operate as a Holiday Inn Select. The majority owner, an affiliate of Lehman Brothers, however, desired to have the hotel be under common management with the Memphis hotel and agreed to purchase the limited partnership interest of Barham, Marks, and the Company, for a total of $25,000. Of this amount, the Company's portion was $13,888.90 and Barham and Marks each received $5,555.55. The transaction closed in June 1998, and all of the proceeds to the Company were booked as a gain. At closing, HMG Oklahoma resigned as manager of the hotel; HMG Oklahoma is not owed any management fees.

       Ennis, Texas hotel

            In August 1997, HMG entered into a management agreement to manage the Holiday Inn Express in Ennis, Texas. Under the agreement HMG receives a management fee of $2,500 per month through the initial term ending December 31, 1998, By its terms, since no notice of termination was given by October 31, 1998, the agreement was automatically extended for a two year period. However, discussions are underway between the parties regarding the extension of the contract.

       Hotel ManagementGroup - Virginia, Inc. ("HMG Virginia")

            On February 17, 1998 Hotel Management Group - Virginia, Inc. assumed the management of the Chamberlin Hotel in Hampton Virginia, an historic 225 room hotel overlooking the Chesapeake Bay. Plans called for a $2M renovation of the property. On November 6, 1998 the owner took over the management of the hotel and incorporated it into a portfolio of hotels that it had acquired and which it was then going to operate without the use of a third party management company.

       Subsequent Events: H.M.Group - Alabama, Inc.

            On December 1, 1998, H.M.Group - Alabama, Inc.
  assumed the management of the Governors House Hotel in Montgomery Alabama, a 200 room full service hotel

       The loss of management fees derived from the management of the Memphis Four Points Hotel, the Select Hotel in Tulsa and the Chamberlin Hotel is not expected to have a material impact on future financial results or the future financial conditions of the Company.



  Number of Employees

       At September 30, 1998, the Company and its subsidiaries had 404 full time employees and 99 part time employees.


  Item 2. Description of  Property

       The Company maintains its administrative and executive offices in a commercial office building located at 211 East Louisiana Street, McKinney, Texas. In the opinion of management, the premises are suitable and adequate for the present requirements of the Company and ample comparable space is available on comparable terms in the market.

  Item 3.  Legal Proceedings

       There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the period ended September 30, 1998.

  Item 4.  Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders during the year ended September 30, 1998.

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

                              Fiscal 1997         Fiscal 1998
                              Bid Prices          Bid Prices
  Fiscal Period               High      Low       High      Low


  First Quarter               NOT QUOTED          NOT QUOTED

  Second Quarter              NOT QUOTED          NOT QUOTED

  Third Quarter               NOT QUOTED          NOT QUOTED

  Fourth Quarter              NOT QUOTED          NOT QUOTED




       (b) As of September 30, 1998, there were 694 record holders of the Company's $.01 par value Class A Common
  Stock.

        (c) There have been no cash dividends paid on the Company's Common Stocks in fiscal years 1996, 1997 or any
  subsequent year.   On September 30, 1998, the Company paid
  the 10% dividend on the 243,331 shares of Preferred Stock. The Company has no present plans to pay further dividends on the Company's Common Stock.


  Item 6.  Management's Discussion and Analysis or Plan of
  Operation

                        RESULTS OF OPERATIONS

  A.   Revenues

       Revenues for the periods ended September 30, 1997 and 1998 were primarily produced from the Company's interest in Hotel Management Group. The increase in revenues in 1998 over 1997 was a result of improved performance in the hotels with incentive based management fees, as well as additional fees gained from new contracts secured during the course of the year.

       The Company anticipates income from Hotel Management
  Group to increase as the subsidiary secures more management and consulting assignments, and that the Company will be able to meet its cash requirements from operations.

  B.   Employee Compensation

       Employee compensation expense includes salaries for Messrs Barham and Marks as well as accounting staff of HMG.
  The accounting staff was increased to handle the increased activity of additional management contracts.

       In January 1998, the Company purchased $500,000 increasing life insurance policies on the lives of each Paul
  L. Barham and Norman L. Marks. The purposes of the policies are both (i) to protect the Company's financial interest in the event of the premature death of either of these key employees, and (ii) to provide an employee benefit to these key employees. The Company is the owner and beneficiary of the policies, although the cash value accumulation will accrue to the benefit of the key employees and is payable to the employees upon their retirement or termination of employment.

  C.   General and Administrative Expenses

       General and Administrative Expenses increased because of the relocation of the corporate office to a larger facility in McKinney, Texas, and because of additional support staff.


                   LIQUIDITY AND CAPITAL RESOURCES

  Funds generated from company operations are the major source of liquidity. The Company generated $42,548 in cash from operating activities in the 1998 fiscal year and provided and additional $101,998 in cash from investing activities. At September 30, 1998, the Company had $194,792 in cash and $274,458 in working capital. Management of the Company believes that it will have sufficient working capital to fund its operating and investing needs during fiscal 1999.

                              YEAR 2000

  The Company currently believes that it does not have any significant exposure to uncertainties nor material anticipated costs related to Year 2000 issues including
  Company, vendor, and customer issues. The Company's current systems and any anticipated upgrades are Year 2000 compliant.

  Item 7.  Financial Statements

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

                             PART III

  Item 9.  Directors,  Executive Officers, Promoters and
  Control Persons:   Compliance with Section 16 (a) of the
  Exchange Act

       The following table provides certain information concerning each of the directors of Harrell International, Inc. (the "Company") as of September 30, 1998.


  Name                   Principal Occupation     Consecu-  Age
                         For the past 5 years     tive
                                                  Service
                                                  Since


  Paul L. Barham         CFO, Hotel Management    1992      45
                         Group, since December
                         1989

                         Current Position: Chief
                         Financial Officer,
                         Harrell International

  Norman L. Marks        President, Hotel         1995      57
                         Management Group,
                         since December 1989

                         Current Position: Chief
                         Operating Officer,
                         Harrell International




  The following table provides certain information concerning each of the executive officers of the Company as of September 30, 1997.









  Name                   Age  All Positions and Terms of Office
                              with the Company and Five Year
                              Employment History


  Norman L. Marks        57   Executive Vice President and Chief
                              Operating Officer from August 19,
                              1992, Member of Board of Directors
                              from September 20, 1995. President
                              of Hotel Management Group, Inc.
                              since December 1989

  Paul L. Barham         45   Vice President  and Chief Financial
                              Officer of the Company from August 19, 1992,
                              Member of Board of Directors of Company
                              from August 19,1992; Secretary to Board of
                              Directors of Company from August 19, 1992;
                              CFO, Hotel Management Group since December 1989.


  The Company has not made inquiry of its Directors, Officers and 10 % or more security holders,and otherwise does not have information to determine the level of compliance with the reporting obligation under Section 16 (a) of the Exchange Act.


  Item 10.  Executive Compensation

       The following table shows the aggregate cash compensation for services in all capacities paid or accrued by the Company and its subsidiaries during the fiscal year ended September 30, 1998, to (i) each executive officer whose aggregate cash compensation exceeded $100,000 during such year and (ii) all executive officers of the Company as a group.


  Name of Individual     Capacity in which   Compensation (1)
  Number of Persons      served
  in Group


  Norman L. Marks        COO                 $105,787


  Paul L. Barham         CFO                 $105,787



  (1) This does not include medical expense reimbursement, club dues, or the value of automobiles (and their maintenance, repair and insurance) furnished to all of the executive officers of the Company, which in the aggregate for all officers amounted to $15,600 during fiscal year 1998.


       At the present time the Company has, and at all times during the past three fiscal years, the Company had no pension, retirement, annuity, deferred compensation, incentive or stock purchase, thrift or profit-sharing plan, except the accumulated cash value of the life insurance policies detailed under item 6B above.

       Directors receive no fees for serving in such capacity.


  Item 11. Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth as of September 30, 1998, (i) the name of each current director of the Company and each person or entity known to the Company to be the beneficial owner of more than 5% of the Company's Class A Common Stock, (ii) the number of shares of the Company's Class A Common Stock beneficially owned by each such current director and 5% beneficial owner and all officers and directors of the Company as a group, and (iii) the percent of outstanding Class A Common Stock so owned by each such director, 5% beneficial owner and management group:

  Name and Address       Number of Shares    Approximate
  of Beneficial               of Class A Common   Percent of
  Owner                  Stock               Class

  Beneficially  owned as of
  September 30, 1998 (1)

  DIRECTORS:


  Paul L. Barham (2)          0                   0
  211 East Louisiana St
  McKinney, Texas 75069

  Norman L. Marks (3)         0                   0
  211 East Louisiana St
  McKinney, Texas 75069


  5% BENEFICIAL OWNERS:

  Businesship
  International, Inc.         291,288             29.82%
  One Alhambra Plaza
  Suite 1400
  Coral Gables, FL 33134

  Barham Family
  Interests, Inc.             100,000             10.24%
  211 East Louisiana St       63,639 options (4)
  McKinney, Texas 75069

  Marks & Associates, Inc.    100,000             10.24%
  211 East Louisiana St       63,639 options (4)
  McKinney, Texas 75069

  The Estate of Wilson
  Harrell                     164,570 (5)         16.85%
  7380 Pine Valley Road
  Cumming, GA 30131

  Clover, Inc                 50,000              5.12%
  2661 Midway Rd Ste 224
  Carrollton, Texas 75006



           (1)     Except as noted below, the individual listed
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

       (5) The 5,850 shares of Class A Common Stock owned by Charlene Echols Harrell, Wilson L. Harrell's widow, are included in the estate's beneficial ownership in the above table.


       As of September 30, 1998, the Company had 976,580 shares of Class A Common Stock, issued and outstanding. In October 1997, the Company changed transfer agents from Chase Mellon to Registrar and Transfer Company. When transferring the records to Registrar and Transfer Company, Chase Mellon showed additional shares of common stock of the Company as being issued and outstanding. Chase Mellon gave no explanation for this discrepancy, and for the past several years has consistently reported the number of shares outstanding as approximately 976,580. The Company has made three written inquiries to Chase Mellon but has received no response. The Company will continue to follow up. It is not known at this time whether Chase Mellon's records are in error, and for purposes of this report and until a satisfactory answer is received from Chase Mellon, the Company shall continue to use 976,580 as the number of outstanding shares.



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





  __________________________________     _____________________
  Paul L. Barham, Vice President,                    Date
  Chief Financial Officer and Director


  __________________________________     _____________________
  Norman L. Marks, Vice President                    Date
  Chief Operating Officer and Director

















  HARRELL INTERNATIONAL, INC.


  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         Page


  Independent Auditors' Report                                                                                F-2

  Consolidated Balance Sheets at September 30,
          1998 and 1997                                F-3

  Consolidated Statements of Income For the
          Years Ended September 30, 1998 and 1997      F-4

  Consolidated Statements of Changes in
       Shareholders' Equity For the Years Ended
       September 30, 1998 and 1997                     F-5

  Consolidated Statements of Cash Flows
       For the Years Ended
       September 30, 1998 and 1997                     F-6

  Notes to Consolidated Financial Statements           F-7







     INDEPENDENT AUDITORS' REPORT



  Board of Directors and Shareholders
  Harrell International, Inc.


  We have audited the accompanying consolidated balance sheets of Harrell International, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harrell International, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                    Jackson & Rhodes P.C.









  HARRELL INTERNATIONAL, INC.
  CONSOLIDATED BALANCE SHEETS
  September 30, 1998 and 1997

  Assets

                                             1998          1997

  Current assets:
     Cash                                       194,792        98,908
     Accounts receivable, net
     allowance for doubtful
       accounts of $33,248 in 1998                                                           116,543         9,464
     Note receivable                              9,869         9,869
     Other assets                                   150         3,939
         Total current assets                   321,354       202,180

  Property and equipment:
     Furniture and fixtures                      42,008        30,767
       Less accumulated depreciation            (25,964)       22,604)
         Total property
          and equipment                          16,044         8,163

  Other assets:
     Investment in limited
     partnerships (Note 5)                        1,850       101,200
                                                                                                  339,248       311,543

  Liabilities and Shareholders'
     Equity

  Current liabilities:
     Accounts payable and
     accrued liabilities                         30,400        31,977
     Dividends payable                                0        24,331
     Accrued salaries                            16,496         8,215
         Total current liabilities               46,896        64,523

  Long-term debt:
     Amounts payable to
     related parties                              8,000         8,000
         Total liabilities                       54,896        72,523

  Commitments and contingencies
          (Note 8)                                    0             0

  Shareholders' equity:
     Preferred stock, $1 par,
     1,000,000 shares
     authorized,  243,331
     shares issued
     and Outstanding (Note 3)                   243,331       243,331
     Common stock:
       Class A, $.01 par;
     9,000,000 shares
     authorized,  976,580
     shares issued
     and outstanding                              9,766         9,766
       Class B, $.01 par;
     1,000,000 shares authorized,
       no shares issued or
     outstanding                                      0             0
     Additional paid-in capital               2,077,287     2,077,287
     Accumulated deficit                     (2,046,032)   (2,091,364)
         Total shareholders' equity             284,352       239,020
                                                                                                  339,248       311,543



  See accompanying notes to consolidated financial statements.
  F-3

  HARRELL INTERNATIONAL, INC.
  CONSOLIDATED STATEMENTS OF INCOME
  Years Ended September 30, 1998 and 1997



                                                                                          1998           1997

  Revenues:
     Management fees               623,719        486,226
     Consulting fees                 3,500         42,800
     Other                           1,299         10,816
        Total revenues             628,518        539,842

  Expenses:
     Employee compensation         393,318        343,653
     General and administrative    179,426        100,349
           Total expenses          572,744        444,002

           Operating income         55,774         95,840

  Gain on sale of
     joint ventures                 13,889         49,052

  Net income (see Note 7)           69,663        144,892

  Preferred dividends accrued       24,331         24,331

  Net income available for
     common Shareholders            45,332        120,561

  Basic earnings per
     common share                    $0.05          $0.12

  Weighted average shares
     outstanding                   976,580        976,580













  See accompanying notes to consolidated financial statements.
  F-4












  HARRELL INTERNATIONAL, INC.
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  Years Ended September 30, 1997 and 1996

                    Preferred Stock          Common Stock
                    Shares         Amount         Shares


  Balance, Sep 30,
  1996                   243,331        243,331        976,580    9,766

  Net income                   0              0              0        0

  Preferred dividends
  payable ($.10 per
  share)                       0              0              0        0

  Balance, Sep 30,
  1997                   243,331        243,331        976,580    9,766

  Net income                   0              0              0        0

  Preferred dividends
  payable
  ($.10 per share)             0              0              0        0

  Balance, Sep 30,
  1998                   243,331        243,331        976,580    9,766


   2,077,287   (2,211,925)    118,459

           0      144,892     144,892

           0      (24,331)    (24,331)

   2,077,287   (2,091,364)    239,020

           0       69,663      69,663

           0      (24,331)    (24,331)

   2,077,287   (2,046,032)    284,352

  See accompanying notes to consolidated financial statements.
  F-5


  HARRELL INTERNATIONAL, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  Years Ended September 30, 1998 and 1997

                                                                                               1998           1997


  Cash flows from operating
     activities:
    Net income available for
     common shareholders                 45,332         120,561
     Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:
      Depreciation                        3,360           2,393
      Gain on sale of joint venture     (13,889)        (49,052)
      Changes in assets and
     liabilities:
       Accounts receivable              (27,079)        (39,752)
       Other assets                       3,789          (1,051)
       Accounts payable and
     accrued liabilities                 (1,577)         (9,664)
       Preferred dividends accrued       24,331          24,331
       Accrued salaries                   8,281           7,664
         Net cash provided by
          operating activities           42,548          55,430

  Cash flows from investing
     activities:
    Purchase of furniture and
     equipment                          (11,241)         (5,424)
    Proceeds from sale of joint
     venture/limited part               113,239          29,020
    Receivable from affiliate                 0           5,125
    Investment in limited
     partnership                              0        (101,200)
         Net cash provided by
          (used in) investing
          activities                    101,998         (72,479)

  Cash flows from financing
     activities:
    Dividends paid                      (48,662)        (24,331)

  Net increase (decrease) in
     cash                                95,884         (41,380)

  Cash at beginning of year              98,908         140,288

  Cash at end of year                   194,792          98,908


  See accompanying notes to consolidated financial statements.
  F-6
    1.   Description of Business

     Organization

     Harrell International, Inc., a Delaware corporation
  (the "Company"), began operations in 1959. The Company entered into the acquisition, development and management of real estate properties including joint ventures and partnerships (in which its interests would be that of a general partner having substantial involvement in management) in December 1990. The Company plans to focus its real estate activities upon purchase, development and management of hotels, and other income-producing properties located in the southwestern and southeastern United States. The Company acquired Hotel Management Group, Inc. ("HMG") in August 1992. The Company has created four other wholly-owned subsidiaries (see Note 4.)

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

     Earnings Per Common Share

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The Company was required to adopt this standard in the fourth quarter of calendar 1997. Because the Company has no potential dilutive securities outstanding, the accompanying presentation is only of basic earnings per share.

  3. Preferred Stock Transaction

     By agreement with Businesship International
  ("Businesship") dated September 27, 1996, the outstanding balance of a certain note of $243,331, including accrued interest of $26,398, was converted into preferred stock issued by the Company. The preferred shares were from a new class of stock authorized by the Company and are nonvoting, non-convertible and pay a 10% dividend ($24,331 annually),
  beginning with the year ended    September 30, 1996.  The
  Company has the right, but not the obligation, to redeem the shares at any time at par value. By agreement, the Company paid a full year's dividend on the preferred shares for 1996.

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

  Hotel Management Group - Tennessee, Inc.

     Effective September 23, 1996, HMG formed a wholly-owned subsidiary, Hotel Management Group - Tennessee, Inc. ("HMG - Tennessee"), to hold the management contract for the Sheraton Four Points Hotel in Memphis, Tennessee. The Company also had a limited partnership interest in the hotel. (See Note 5.)

  Hotel Management Group - Oklahoma, Inc.

     Effective May 20, 1997, HMG formed a wholly-owned subsidiary, Hotel Management Group - Oklahoma, Inc. ("HMG -
  Oklahoma"), to hold the management contract for the  Ramada
  Inn in Tulsa, Oklahoma. The Company also had a limited partnership interest in the hotel. (See Note 5.)

  Hotel Management Group - Virginia, Inc.

     On February 17, 1998, Hotel Management Group -
  Virginia, Inc. assumed the management of the Chamberlin Hotel in Hampton Virginia, an historic 225 room hotel overlooking the Chesapeake Bay. Plans called for a $2,000,000 renovation of the property. On November 6, 1998, the owner took over the management of the hotel and incorporated it into a portfolio of hotels that it had acquired and which it was then going to operate without the use of a third party management company.

  Subsequent Events: H.M. Group - Alabama, Inc.

     On December 1, 1998, H.M.Group - Alabama, Inc. assumed the management of the Governors House Hotel in Montgomery, Alabama, a 200 room full service hotel.

  5. Hotel Investments

     Tennessee Hotel Project

     On October 17, 1996 the Company purchased, for
  $100,000, a minority limited partnership interest in the Sheraton Four Points Hotel, located near the Memphis Airport in Memphis, Tennessee and a subsidiary of the Company was contracted to manage the hotel. The hotel is owned through limited partnerships, with the Company owning a limited partnership interest equating to 7%. The Company accounted for its interest in the hotel utilizing the cost method.
  The Lender required as a condition of a loan to the partnership that Paul L. Barham ("Barham") an Officer and Director of the Company, and Norman L. Marks ("Marks"), also an Officer and Director of the Company, individually guarantee certain non-recourse provisions of the loan, guarantee certain environmental warranties regarding the hotel and guarantee completion of the renovations (collectively "Guaranties"). Texas Memphis Investors Limited offered Barham and Marks, or their assigns, in exchange for their Guaranties, each a limited partnership interest in Texas Memphis Investors Limited, which constitutes an interest in the Hotel of one percent (1%).

     The $11.65 million loan in connection with the purchase is for a three-year term secured by a first lien mortgage on the hotel, and contains provisions for required payment on the loan of all net operating income of the hotel (after expenses, certain reserves and management fees), with a final additional payment of approximately $2 million.

     Also in connection with the transaction, a newly formed subsidiary of the Company, HMG - Tennessee, entered into a management agreement to manage the hotel and supervise the renovations. HMG - Tennessee received a net monthly management fee of $5,000 per month for the first eight months, with fees thereafter to be 8% of the net operating income of the hotel before debt service.

     The Company completed negotiations for the sale of its limited partnership interest in the hotel. The Company received the return of its investment on April 3, 1998. At the point of consummation of the transaction, the Company resigned as manager of the Memphis Four Points Hotel, and was to be paid all remaining fees through the point of termination "promptly after closing." To date the partnership, citing lack of funds, has not paid the remaining amounts ($33,248) and the Company has therefore fully provided for the amount.

     Tulsa Hotel Project

     On June 4, 1997, the Company acquired a limited partnership interest in the Ramada Inn, located on I-44 in Tulsa, Oklahoma. At the same closing a subsidiary of the Company contracted with the new ownership to manage the hotel. In March of 1997, an unaffiliated Company, LTS Group, Inc. ("LTS") entered into a contract to purchase the hotel for a purchase price of $4,575,000. HMG entered into an agreement with LTS to study feasibility and prepare recommendations and budgets. HMG was not paid a fee for its work but instead was provided a 2 1/2% Limited Partnership interest in the project. Costs to renovate the hotel were budgeted to be approximately $4.5 million which together with closing costs and working capital for the hotel estimated at $1 million comprise the $10 million transaction. Of the $10 million, Lehman Brothers Holdings, Inc. ("Lehman Brothers") loaned approximately $9 million and contributed equity of $700,000. LTS and others contributed equity of $300,000. The hotel was owned through limited partnerships with the Company owning a limited partnership interest equating to 2 1/2% interest in the hotel, LTS and others 27 1/2%, and Lehman Brothers and its affiliates 70%. LTS, the Company and others comprise Texas Tulsa Investors Limited ("Texas Tulsa"), a Texas limited partnership. The Lender required as a condition of the loan to the partnership that Barham and Marks individually guarantee certain recourse provisions of the loan, guarantee certain environmental warranties regarding the hotel and guarantee completion of the renovations (collectively "Guarantees"). Texas Tulsa offered Barham and Marks, or their assigns, in exchange for their Guarantees, each a limited partnership interest in Texas Tulsa, which constitutes an interest in the hotel of one percent (1%). The $9 million loan in connection with the purchase was for a three year term secured by a first lien mortgage on the hotel and contains provisions for required payment to the loan of all net operating income of the hotel (after expenses, certain reserves and management fees), with a final additional payment of approximately $1.6 million.

     Also in connection with the transaction, a newly formed subsidiary of the Company, HMG - Oklahoma entered into a management agreement to manage the hotel and supervise the renovations. HMG - Oklahoma and LTS agreed to share certain fees in connection with the management agreement. HMG - Oklahoma received a net monthly management fee of $5,000 per month for the first eight months, with fees thereafter changing to 8% of the net operating income of the hotel before debt service.

     On June 3, 1998, the transaction closed wherein the guarantors of certain aspects of the acquisition, renovation and on-going operation of the hotel sold their interests.
  As part of the transaction, the Company has resigned as manager of the hotel.

     McKinney Texas Development

     On November 19, 1996, HMG, as Agent for McKinney Hotel Development Group, Ltd., a Texas Limited Partnership in organization, entered into an agreement to purchase approximately five acres of land in McKinney, Texas, on which the Partnership intends to build two small hotels and a conference center. The Company will be a limited partner in the venture and HMG will manage the hotels and conference centers if the project is completed, which looks doubtful at this time.

  6. Investments in Joint Ventures

     In furtherance of management's stated intention to acquire, develop and manage real estate projects, the Company entered into three separate related party transactions with directors of the Company (among others). The initial transactions involved contributions by the Company of rights or assets other than cash. All three transactions required the Company to enter into a joint venture agreement with another corporation whereunder the joint venture acquired an interest in an apartment complex. During 1996, the Company sold its interest in two of the properties, Athena Gardens and Riviera, resulting in a gain of $96,070. Also, in November of 1996, the Company sold its interest in the third joint venture, Villa Martinique, resulting in a gain of $49,052. The Company still operates the Athens Gardens and Villa Martinique projects, receiving management fees aggregating $42,000 each year in 1998 and 1997.

  7. Income Taxes

     As of September 30, 1998, the Company had net operating loss carryforwards of approximately $2,333,000 for book and tax purposes. Unused operating loss carryforwards may provide future tax benefits, although there can be no assurance that these net operating losses can be recognized in the future. Also, if substantial changes in the Company's ownership should occur, there may be an annual limitation on the amount of the carryforwards which can be utilized. Accordingly, deferred tax assets have been offset in the accompanying financial statements by a valuation allowance.






  The loss carryforwards expire as follows:


  Year of      Operating Loss
  Expiration   Carryforward Expirations

  1999                485,000
  2002                 74,000
  2003                 26,000
  2004              1,116,000
  2005                278,000
  2006                 26,000
  2007                134,000
  2008                105,000
  2009                 89,000
                    2,333,000

  8. Commitments and Contingencies

     Leases

     The Company leases its office facilities from an unrelated party. The lease expires on December 31, 1998 and the lease commitment for the remaining three month period is $6,600. The Company also leases an off-site storage facility on a month-to-month basis. Rental expense for the years ended September 30, 1998 and 1997 amounted to $28,002 and $17,555, respectively.

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

     Amounts payable to related parties includes $8,000 to Villa Martinique Joint Venture for capital contributions and cash calls as of September 30, 1998 and 1997.

  10.     Management Fee Revenues

     The Company received approximately 64% and 76% of gross management revenues from the Biltmore Hotel in California for the years ended September 30, 1998 and 1997, respectively.

  11.     Accounting Developments

     SFAS 129

     Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"), effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participating rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 has had no effect on the Company as it currently discloses the information specified.

     SFAS 130

     Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Results of operations and financial position are unaffected by implementation of this new standard.

     SFAS 131

     SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This accounting pronouncement will not have an effect on the Company's financial statements, since the Company only operates in one segment of business, the management of real estate properties.