Form 10QSB
period 1998-12-31
HARRELL INTERNATIONAL INC
filed 1999-02-16
CIK 45694

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, DC.

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1998 Commission File No:0-2661

Harrell International, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                             13-1946181
(State of jurisdiction)                         (I.R.S. Employer)


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

          The number of shares outstanding of the registrant's
Class A, $.01 par value common stock as of December 31, 1998, was 976,580. The number of shares outstanding of the registrant's $1.00 par value preferred stock as of December
31, 1998 was 243,331.

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

                  HARRELL INTERNATIONAL, INC.




                    INDEX

                                                            Page

Part I   Financial Information


         Item 1   Financial Statements

                  Consolidated Balance Sheets                  3
                   -- As of December 31, 1998, and September
                  30 1998

                  Consolidated Statements of Income            4
                   -- Three Months Ended December 31, 1998
                  and 1997

                  Consolidated Statements of Cash Flow         5
                   -- Three Months Ended December 31, 1998
                  and 1997

                  Notes to Consolidated Financial Stat         6


         Item 2   Management's discussion and analysis         7
                  Condition and Results of Operation


Part II  Other Information                                     8


Signature Page                                                 9


Part I   FINANCIAL INFORMATION

         Item 1            Financial Statements

HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                    December          September
                                    31, 1998          30, 1998
                                    (Unaudited)        (Audited)


         ASSETS
Current Assets:
Cash                              $    217,138      $    194,792
Accounts Receivable                     76,605           116,543
Other Current Assets                     1,906               150
         Total Current Assets          295,648           311,485
Note Receivable                          9,869             9,869
Investment in Joint Ventures             1,850             1,850
Investment in Limited Partnership            0                 0
Furniture & Equipment (net)             14,768            16,044
         Total Assets             $    322,135      $    339,248


         LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrue       $     35,403      $     30,400
Amounts Payable to Related Parties       8,000             8,000
Accrued Salaries & Payroll Taxes        19,274            16,496
         Total Current Liabilities      62,678            54,896
Note Payable                                 0                 0
         Total Liabilities              62,678            54,896

Stockholders' Deficit:
Preferred Stock                        243,331           243,331
Common Stock:
Class A $.01 par value, 9,000,000
shares authorized,
976580 issued and outstanding            9,766             9,766
Class B $.01 par value, 1,000,000
shares authorized,
No shares issued or outstanding                                0
Additional Paid in Capital           2,077,287         2,077,287
Accumulated Deficit                 (2,070,926)       (2,046,032)
         Total Stockholders' Deficit   259,458           284,352
         Total Liabilities        $    322,135      $    339,248


HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

For the Three Months Ended December 31

                                          1998              1997


Revenues:
         Management Fees          $    116,846      $    125,305
         Accounting Fees                     0                 0
         Consulting Fees                     0                 0
         Equity in earnings (losses)         0                 0
         Other Income                    1,678             5,315

         Total Revenues           $    118,524      $    130,620

Expenses:
         Employee Compensation &
         Related                       109,850            78,769
         General & Administrative
         Expenses                       33,568            23,514

         Total Expenses           $    143,418      $    102,283

         Income (Loss)  before Gain
         on Sale of Joint Venture      (24,894)           28,336

         Gain of Sale of
         Joint Venture                       0                 0

         Income  (Loss) before Income
         Taxes                         (24,894)           28,336

         Provision for Income Taxes          0                 0

         Net Income  (Loss)       $    (24,894)     $     28,336

         Income  (Loss) per common
         share                          ($0.03)            $0.03

         Weighted average number of
         common shares outstanding     976,580           976,580


HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

For the Three Months Ended December 31

                                          1998              1997

Cash Flows from Operating
Activities:
Net Income (Loss)                 $    (24,894)     $     28,336

Adjustments to reconcile Net Income
(Loss) to Net Cash Provided (Used) for
Operating Activities:


Depreciation Expense                     1,567               602
Equity Contribution to Joint Venture         0              (300)

Changes in Assets and Liabilities:
(Increase) Decrease in Accounts
Receivable                              39,938            20,121
(Increase) Decrease in Other Current
Assets                                  (1,756)            2,042
Purchase of Furniture & Equipment         (291)           (4,550)
Increase (Decrease) in Accounts Payable
and Accrued Liabilities                  5,003           (38,620)
Increase (Decrease) in Accrued Salaries
& Related                                2,778             6,974

Net Cash provided (used) by
Operating Activities              $     22,346      $     14,605

Cash Flows from Financing Activities:
Note Receivable                              0                 0
Increase in Note Payable                     0                 0
Increase in Preferred Stock                  0                 0
Increase in Capital Stock                    0                 0
Net Increase (Decrease) in
Cash                              $     22,346      $     14,605

Cash at Beginning of Period            194,792            98,908
Cash at End of Period                  217,138           113,513
Net Increase (Decrease) in        $     22,346      $     14,605


HARRELL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  PRINCIPLES OF DISCLOSURE

The balance sheet as of December 31, 1998, and the related statements of income and cash flows for the three month period ended December 31, 1998 and 1997, are consolidated with the company's wholly-owned subsidiary (Hotel Management Group, Inc.), and it's wholly owned subsidiaries Hotel Management Group (California), Hotel Management Group (Tennessee) , Hotel Management Group (Oklahoma) Hotel Management Group (Virginia), H M Group (Alabama), and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Registrant's annual financial statements and notes.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Material Changes in the Results of Operations.

         (1)      Consolidated Results
                  The Company's wholly owned subsidiary,
                  Hotel Management Group, Inc. (HMG)
                  formed a wholly owned subsidiary Hotel
                  Management Group (California), Inc.
                  [HMG(CA)] to operate its California
                  properties, Hotel Management Group
                  (Mississippi), Inc. [HMG(MS)] to
                  operate its Mississippi property,
                  Hotel Management Group (Tennessee),
                  Inc. [HMG (TN)]  to operate its
                  Tennessee property, Hotel Management
                  Group (Oklahoma), Inc. [HMG(OK)] to
                  operate its Oklahoma property,  Hotel
                  Management Group (Virginia), Inc.
                  [HMG(VA)] to manage its Virginia
                  property, and H M Group (Alabama) Inc.,
                  [HMG(AL)] to manage its Alabama
                  property.  HMG (CA) began operations
                  January  1, 1994.  HMG (TN) began
                  operations October 17, 1996. HMG(OK)
                  began operations June 4, 1997. HMG(VA)
                  began operations in February 1998.
                  HMG(MS) began operations in July 1994
                  and ceased operations in July 1996 due
                  to the cancellation of the Managment
                  Contract because the property was to be
                  domolished by the State Highway
                  Department.  The following reflects a
                  summary of the results of operations
                  for the three months ended December 31,
                  1998, and is fully consolidated with
                  HMG, HMG(CA)  HMG(TN), HMG(OK),
                  HMG(VA), and HMG(AL).

                                     3 months
                  Total Revenues       118,524
                  Total Expenses       143,419
                  Net Income           (24,894)

                  These results are fully consolidated
                  with the Company on the enclosed
                  financial statements.  Also they do not
                  reflect any management fees charged  to
                  HMG by Harrell International, which are
                  charged on an annual basis.

                  The loss incurred by the Company for
                  the quarter arose from the following:

                     (a)   a prior period professional
                           fee charge of $5,125, and
                     (b)   lower than anticipated fee
                           income from the California
                           hotels operated by HMG(CA),
                           arising from a slower than
                           expected fourth quarter.

                  Management has adjusted the company's
                  operating expenses accordingly and does
                  not expect the results of the quarter
                  to have a material adverse effect on
                  the company's overall profitability or
                  liquidity.

         (2)      On February 17, 1998 Hotel Management
                  Group - Virginia, Inc. assumed the
                  management of the Chamberlin Hotel in
                  Hampton Virginia, an historic 225 room
                  hotel overlooking the Chesapeake Bay.
                  Plans called for a $2M renovation of
                  the property.  On November 6, 1998 the
                  owner took over the management of the
                  hotel and incorporated it into a
                  portfolio of hotels that it had
                  acquired and which it was then going to
                  operate without the use of a third
                  party management company.

         (3)      In August 1997, HMG entered into a
                  management agreement to manage the
                  Holiday Inn Express in Ennis, Texas.
                  Under the agreement HMG receives a
                  management fee of $2,500 per month.
                  Subsequent to December 31, 1998, the
                  owners decided to operate the hotel
                  without the use of a third party
                  management company and by mutual
                  agreement the contract was terminated
                  effective February 1, 1999.

         (4)      On December 1, 1998, HMG(AL) entered
                  into a management agreement to manage
                  the Governors House Hotel and
                  Conference Center in Montgomery,
                  Alabama.  Under the  agreement, HMG(AL)
                  receives a management fee of $5,000 per
                  month.

         (5)      At the end of the quarter HMG managed
                  four hotels and two apartment
                  complexes.  A substantial amount of
                  time and effort was given by the
                  principals of HMG to the location of
                  additional management contracts.

Part II. OTHER INFORMATION

Item 1.  Legal.

         There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the quarter ended
         December 31, 1998


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

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      No  report on Form 8-K was filed by the
                  Registrant for the quarter ended
                  December 31, 1998

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