Form 10QSB
period 1999-03-31
HARRELL INTERNATIONAL INC
filed 1999-05-14
CIK 45694

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, DC.

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999     Commission File No:  0-2661

Harrell International, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                   13-194618
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

          The number of shares outstanding of the registrant's Class A, $.01 par value common stock as of March 31, 1999, was 976,580. The number of shares outstanding of the registrant's $1.00 par value preferred stock as of March 31, 1999 was 243,331.

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

                HARRELL INTERNATIONAL, INC.




                 INDEX


                                                            Page

Part I  Financial Information


        Item 1  Financial Statements

                Consolidated Balance Sheets                   3
                 -- As of March 31, 1999, and Sept 30 1998

                Consolidated Statements of Income             4
                 -- Six Months Ended March 31, 1999 and 1998

                Consolidated Statements of Cash Flows         5
                 -- Six Months Ended March 31, 1999 and 1998

                Notes to Consolidated Financial Statemen      6


        Item 2  Management's discussion and analysis of       7
                Condition and Results of Operation


Part II Other Information                                     8


Signature Page                                                9


Part I  FINANCIAL INFORMATION

Item 1          Financial Statements

HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS



                                        March 31,       Sept 30,
                                        1999            1998
                                        (Unaudited)     (Audited)


ASSETS
Current Assets:
Cash                                  $ 216,668       $ 194,792
Accounts Receivable                     119,371         116,543
Other Current Assets                          0             150
        Total Current Assets          $ 336,039       $ 311,485
Note Receivable                           9,869           9,869
Investment in Joint Ventures              1,850           1,850
Investment in Limited Partnership             0               0
Furniture & Equipment (net)              13,386          16,044
        Total Assets                  $ 361,144       $ 339,248


LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Lia      $  69,063       $  30,400
Amounts Payable to Related Parties        8,000           8,000
Accrued Salaries & Payroll Taxes          4,195          16,496
        Total Current Liabilitie      $  81,258       $  54,896
Note Payable                                  0               0
        Total Liabilities             $  81,258       $  54,896

Stockholders' Deficit:
Preferred Stock                       $ 243,331       $ 243,331
Common Stock:
Class A $.01 par value, 9,000,000
shares authorized,
976580 issued and outstanding             9,766           9,766
Class B $.01 par value, 1,000,000
shares authorized,
No shares issued or outstanding                               0
Additional Paid in Capital            2,077,287       2,077,287
Accumulated Deficit                  (2,050,498)     (2,046,032)
Total Stockholders' Deficit           $ 279,886       $ 284,352
        Total Liabilities &
          stockholders' deficit       $ 361,144       $ 339,248

HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)



                           For the Three Months  For the Six Months
                              Ended March 31        Ended March 31
                              1999      1998      1999       1998


Revenues:
        Management Fees       $146,180  $150,240  $263,026   $275,545
        Accounting Fees              0         0         0          0
        Consulting Fees          6,300         0     6,300          0
        Equity in earnings
          (losses)
          of Joint Ventures          0         0         0          0
        Other Income             1,468       205     3,146      5,519

        Total Revenues        $153,948  $150,445  $272,472   $281,065

Expenses:
        Employee Compensation
         & Related              97,505    98,208   207,355    176,977
        General & Adminis-
        trative Expense         36,015    26,170    69,583     49,684

        Total Expenses        $133,520  $124,378  $276,938   $226,661

        Income(Loss)
        before Income Tax    $  20,428  $ 26,066  $ (4,466)  $ 54,403

        Provision for
             Income Taxes            0         0         0          0

        Net Income (Loss)    $  20,428  $  26,066 $ (4,466)  $ 54,403


        Income (Loss) per
        common share             $0.02      $0.03   ($0.00)     $0.06

        Weighted average
         number of common
         shares outstanding    976,580    976,580  976,580    976,580


HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

For the Six Months Ended March 31


                                                1999            1998


Cash Flows from Operating Activities:
Net Income (Loss)                            $( 4,466)       $ 54,403

Adjustments to reconcile Net
Income (Loss) to Net Cash Provided
(Used) for Operating Activities:
Depreciation Expense                            3,132           1,196
Equity in (Earnings) Losses of Joint Ventures       0               0
Accretion of Equity Interest in Assets of
     Joint Ventures over Initial Investments        0               0
Distribution Received from Joint Venture            0               0
Equity Contribution to Joint Ventures               0               0

Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivables   ( 2,828)       ( 25,042)
(Increase) Decrease in Other Current Assets       150           2,804
Purchase of Furniture & Equipment             (   474)       (  9,430)
Investment in Four Points Sheraton                  0               0
Investment in McKinney Hotel Project                0        (    300)
Increase (Decrease) in Accounts Payable and
     Accrued Liabilities                       38,662        ( 37,786)
Increase (Decrease) in Amounts Due to               0               0
     Related Parties
Increase (Decrease) in Accrued Salaries      ( 12,301)       (    886)

Net Cash provided (used) by Operations       $ 21,875      $ ( 15,041)

Cash Flows from Financing Activities:
Note Receivable                                     0               0
Increase in Note Payable                            0               0
Increase in Preferred Stock                         0               0
Increase in Capital Stock                           0               0
Net Increase (Decrease) in Cash              $ 21,875      $ ( 15,041)

Cash at Beginning of Period                   194,792          98,908
Cash at End of Period                         216,668          83,867
Net Increase (Decrease) in Cash              $ 21,875      $ ( 15,041)


HARRELL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  PRINCIPLES OF DISCLOSURE

The balance sheet as of March 31, 1999, and the related statements of income and cash flows for the six month period ended March 31, 1999 and 1998, are consolidated with the company's wholly-owned subsidiary (Hotel Management Group, Inc.), and it's wholly owned subsidiaries Hotel Management Group (California), Hotel Management Group (Tennessee),
Hotel Management Group (Oklahoma), Hotel Management Group (Virginia), H M Group (Alabama), and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Registrant's annual financial statements and notes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

Material Changes in the Results of Operations.

      (1)     Hotel Management Group, Inc.  (HMG)

              The Company's wholly owned subsidiary (HMG) has the following wholly owned subsidiaries:

                  Hotel Management Group - California, Inc. (HMG(CA)) Hotel Management Group - Mississippi, Inc. (HMG(MS)) Hotel Management Group - Tennessee, Inc. (HMG(TN)) Hotel Management Group - Oklahoma, Inc. (HMG(OK)) Hotel Management Group - Virginia, Inc. (HMG(VA))
                  H M Group - Alabama, Inc. (HMG(AL))

              The following reflects a summary of the results of operations for the six months ended March 31, 1999, and is fully consolidated with HMG, HMG(CA), HMG(TN), HMG(OK), HMG(VA), and HMG(AL).

                                        6 months

                        Total Revenues  272,472
                        Total Expenses  276,938
                        Net Income       (4,466)

              These results are fully consolidated with the Company on the enclosed financial statements. Also they do not reflect any management fees charged to HMG by Harrell International, which are charged on an annual basis.

      (2) In August 1997, HMG entered into a management agreement to manage the Holiday Inn Express in Ennis, Texas. Under the agreement HMG received a management fee of $2,500 per month. The owners decided to operate the hotel without the use of a third party management company and by mutual agreement the contract was terminated effective February 1, 1999.

      (3)     On February 26, 1999, HMG entered into a
              Technical Service Agreement and on March 17, 1999, a Management Agreement, with Second Century Investments, a Dallas based development company for the pre and post opening management of a proposed Hilton Garden Inn to be developed in Allen, Texas.

      (4)     At the end of the quarter HMG managed
              three hotels and two apartment complexes. A substantial amount of time and effort was given by the principals of HMG to the location of additional management contracts.

Part II.OTHER INFORMATION

Item 1. Legal.

        There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the quarter ended
        March 31, 1999.

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

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K.

        (a)    No  report on Form 8-K was filed by the
               Registrant for the quarter ended March 31, 1999.

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