Form 10QSB
period 1999-06-30
HARRELL INTERNATIONAL INC
filed 1999-08-16
CIK 45694

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, DC.

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999     Commission File No:0-2661

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

          The number of shares outstanding of the registrant's Class A, $.01 par value common stock as of June 30, 1999, was 976,580. The number of shares outstanding of the registrant's $1.00 par value preferred stock as of June 30, 1999 was 243,331.


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

                  HARRELL INTERNATIONAL, INC.




                    INDEX

                                                                  Page

Part I   Financial Information


         Item 1   Financial Statements

                  Consolidated Balance Sheets                         3
                   -- As of June 30, 1999, and September 30 1998

                  Consolidated Statements of Income                   4
                   -- Nine Months Ended June 30, 1999 and 1998

                  Consolidated Statements of Cash Flows               5
                   -- Nine Months Ended June 30, 1999 and 1998

                  Notes to Consolidated Financial Statements          6


         Item 2   Management's discussion and analysis of Finan       7
                  Condition and Results of Operation


Part II  Other Information                                            8


Signature Page                                                        9


Part I   FINANCIAL INFORMATION

         Item 1            Financial Statements

HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS



                                             June 30,          Sept 30,
                                                 1999             1998
                                             (Unaudited)       (Audited)
         ASSETS
Current Assets:
Cash                                       $  248,673        $  194,792
Accounts Receivable                           116,206           116,543
Other Current Assets                            1,350               150
         Total Current Assets              $  366,231        $  311,485
Note Receivable                                     0             9,869
Investment in Joint Ventures                    1,850             1,850
Investment in Limited Partnership                   0                 0
Furniture & Equipment (net)                    11,820            16,044
         Total Assets                      $  379,901        $  339,248


         LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Liabili       $   86,341        $   30,400
Amounts Payable to Related Parties                  0             8,000
Accrued Salaries & Payroll Taxes                4,195            16,496
         Total Current Liabilities         $   90,536        $   54,896
Note Payable                                        0                 0
         Total Liabilities                 $   90,536        $   54,896

Stockholders' Deficit:
Preferred Stock                            $  243,331        $  243,331
Common Stock:
Class A $.01 par value, 9,000,000 shares
authorized, 976580 issued and outstanding       9,766             9,766
Class B $.01 par value, 1,000,000 shares
authorized No shares issued or outstanding          0                 0
Additional Paid in Capital                  2,077,287         2,077,287
Accumulated Deficit                        -2,041,019        -2,046,032
         Total Stockholders' Deficit       $  289,364        $  284,352
         Total Liabilities & Stockho       $  379,901        $  339,248


HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                           For the Three Months       For Nine Months
                           Ended June 30              Ended June 30
                               1999     1998              1999     1998

Revenues:
Management Fees          $  151,396  159,964           414,422  435,509
Accounting Fees                   0        0                 0        0
Consulting Fees                   0        0             6,300        0
Other Income                  1,963      533             5,109    6,052

Total Revenues           $  153,359  160,497           425,831  441,561

Expenses:
Employee
Compensation & Related      110,119  104,411           317,474  281,388
General &
Administrative Expenses      33,762   31,252           103,345   80,936

Total Expenses           $  143,881  135,663           420,819  362,324

Income before Income Taxes    9,479   24,834             5,012   79,238

Provision for Income Taxes        0        0                 0        0

Net Income (Loss)        $    9,479   24,834             5,012   79,238

Income (Loss) per
common share                  $0.01    $0.03             $0.01    $0.08

Weighted average
number of common
shares outstanding          976,580  976,580           976,580  976,580


HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                                    For the Nine Months Ended June 30

                                                 1999              1998


Cash Flows from Operating Activities:
Net Income (Loss)                          $    5,012        $   79,238

Adjustments to reconcile Net Income
(Loss) to Net Cash Provided (Used) for
Operating Activities:
Depreciation Expense                            4,698             1,795
Equity in (Earnings) Losses of Joint Ventures       0                 0
Accretion of Equity Interest in Assets
of Joint Ventures over Initial                      0                 0
Investments
Distribution Received from Joint Ventures           0                 0
Equity Contribution to Joint Ventures               0                 0

Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable        336           (42,885)
(Increase) Decrease in Other Current Assets    (1,201)            1,544
Purchase of Furniture & Equipment                (474)          (10,636)
Investment in Four Points Sheraton                  0           100,000
Investment in McKinney Hotel Project                0              (650)
Increase (Decrease) in Accounts Payable
and Accrued Liabilities                        55,941           (34,317)
Increase (Decrease) in Amounts Due to
Related Parties                                (8,000)                0
Increase (Decrease) in Accrued Salaries
& Related                                     (12,301)           (3,940)

Net Cash provided (used) by Operatin       $   44,013        $   90,149

Cash Flows from Financing Activities:
Note Receivable                                 9,869                 0
Increase in Note Payable                            0                 0
Increase in Preferred Stock                         0                 0
Increase in Capital Stock                           0                 0
Net Increase (Decrease) in Cash            $   53,882        $   90,149

Cash at Beginning of Period                   194,792            98,908
Cash at End of Period                         248,674           189,057
Net Increase (Decrease) in Cash            $   53,882        $   90,149



HARRELL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  PRINCIPLES OF DISCLOSURE

The balance sheet as of June 30, 1999, and the related statements of income and cash flows for the nine month period ended June 30, 1999 and 1998, are consolidated with the company's wholly-owned subsidiary (Hotel Management Group, Inc.), and it's wholly owned subsidiaries Hotel Management Group (California), Hotel Management Group (Tennessee), Hotel Management Group (Oklahoma), Hotel Management Group (Virginia), H M Group (Alabama), and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

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

         The following reflects a summary of the results of operations for the nine months ended June 30, 1999, and is fully consolidated with HMG, HMG(CA)
         HMG(TN), HMG(OK), HMG(VA), and HMG(AL).


                           9 months

         Total Revenues     425,831
         Total Expenses     420,819
         Net Income           5,012

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

Part II. OTHER INFORMATION

Item 1.  Legal.

         There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the quarter ended
         June 30, 1999.


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

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      No  report on Form 8-K was filed by the
                  Registrant for the quarter ended
                  June 30, 1999.

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