Form 10KSB
period 1999-09-30
HARRELL INTERNATIONAL INC
filed 1999-12-29
CIK 45694

HARRELL INTERNATIONAL, INC.

                  211 East Louisiana Street
                    McKinney, Texas 75069






                         Form 10-KSB



                  For the fiscal year ended:
                      September 30, 1999





                         Submitted to





              SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.

                  Commission File No. 0-2661

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                         FORM 10-KSB.

       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended:          September 30, 1999
  Commission File No.:                            0-2661

                 HARRELL INTERNATIONAL, INC.
                 (Exact name in its charter)

   Delaware                  13-1946181
  (State of Incorporation)  (I.R.S. Employer Id.No.)

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

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

    Issuer's revenues for its most recent fiscal year
  $588,906

   The Company has no current information regarding the prices of stock traded by non-affiliates. The aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of July 1, 1991, the last available quotation date: Approximately $95,099.

   The number of shares of the registrant's Class A, $.01
  par value Common Stock outstanding as of September 30,1999 was 976,580.

   In October 1997, the Company changed transfer agents from Chase Mellon to Registrar and Transfer Company. When transferring the records to Registrar and Transfer Company, Chase Mellon showed additional shares of common stock of the Company as being issued and outstanding. Chase Mellon gave no explanation for this discrepancy, and for the past several years has consistently reported the number of shares outstanding as approximately 976,580. The Company has disputed the report and demanded that Chase Mellon provide supporting documentation. Thus far, Chase Mellon has not provided any response or explanation other than the letter attached as Exhibit 4. The Company will continue to follow up. It is not known at this time whether Chase Mellon's records are in error, and for purposes of this report and until a satisfactory answer is received from Chase Mellon, the Company shall continue to use 976,580 as the number of outstanding shares.



                            PART I

  Item I. Description of Business

  (A) Business Development: During the last three years the Company has focused on hotel management and in the acquisition, development and management of hotels through joint ventures and partnerships.

  (B) Business of the Issuer:

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

   In light of Clover's failure to make the additional installments and the Company's need for capital in order to pursue the business plan discussed above, the Company determined that it should seek a new capital partner. On December 23, 1991, the Company's Board of Directors authorized Wilson Harrell and Geoffrey Dart to actively seek such a partner. In October 1991, the Company borrowed $50,000 from Xenex International, Inc., a Florida corporation. In 1992 the Company and Xenex entered into agreements whereby Xenex agreed to treat the $50,000 loan as an equity investment in the Company and invest an additional $100,000 into the Company in exchange for 291,228 shares of the Company's common stock. In 1993 Xenex loaned the Company $150,000, and in 1994 the parties entered into an agreement (the "Debt Agreement") to convert the loan into stock of the Company. On December 15, 1994, Agreement was reached between Businesship International, Inc.("BI") and its wholly owned subsidiary Xenex, Inc. to merge Xenex, Inc. into Businesship International, Inc. The effect was to transfer 291,228 shares of the Company's Class A Common Stock from Xenex, Inc. to BI.

   On August 18,  1992, the Company entered into an
  Agreement with Hotel Management Group, Inc., a Texas corporation ("HMG"), wherein the Company acquired one hundred percent (100%) of HMG's issued and outstanding shares in exchange for 200,000 shares of the Company's Class
  A Common Stock.

   Effective as of September 1, 1996 the Company and BI entered into a Preferred Stock Purchase and Release of Debt Agreement (the "Modification Agreement") that modified and replaced the Debt Agreement. Under the terms of the Modification Agreement, the parties agreed that the Company would issue 243,331 shares of $1.00, par value preferred stock (the "Preferred Stock") in exchange for a release of the Company's obligation to BI on the Xenex Loan. Under the Modification Agreement the Preferred Stock is nonconvertible, nonvoting, noncumulative dividend, with dividends of 10% of par value. The Company has the right, but not the obligation, to redeem the Preferred Shares at any time at par value. The Preferred Shares are not registered under federal securities laws or the laws of any state.

   On December 31, 1996, the Articles of Incorporation of the Company were amended to authorize 1,000,000 shares of Preferred Stock and to eliminate the Class B Common Stock. On December 31, 1996, the closing of the Modification Agreement occurred and the 243,331 shares of Preferred Stock were issued to BI.

  SUBSEQUENT EVENTS

   On November 23, 1999, the Company entered into a Stock Acquisition and Option Agreement (the "Stock Agreement") with Merchant Capital Holdings, Ltd. ("MCH"), a British Virgin Islands Company, whereby MCH agreed to buy 1,000,000 shares of the Company's Class A Common Stock for US$1.00 per share, together with certain options to purchase additional shares of Class A Common Stock. As part of the Stock Agreement, two advisors of MCH, Geoffrey Dart ("Dart") and Gerard Thompson ("Thompson") were appointed to the Board of Directors of the Company, with Dart appointed as Chairman of the Board. In connection with the transactions contemplated under the Stock Agreement, the Company, MCH, Norman L. Marks (and his family affiliates) and Paul L. Barham (and his family affiliates) entered into a Shareholders Agreement, providing for certain transfer restrictions and voting agreements, on the Class A Common Stock held by certain of the parties. Also, MCH required, as part of the Stock Agreement, that two Employment Agreements be entered into between the Company and Norman Marks and Paul Barham.

                          OPERATIONS


  APARTMENT MANAGEMENT

   In late 1992, Hotel Management Group assumed the management of the Athena Gardens Apartments, Athens, Texas, Riviera Apartments, Dallas, Texas, and Villa Martinique Apartments, Irving, Texas. The Riviera Apartments were sold in 1996 and the Villa Martinique Apartments sold in September 1999. Currently, HMG manages only the Athena Gardens Apartments, and that project is currently under contract to be sold by its owners. In the fiscal year ending September 30, 1999, revenues from apartment management were approximately $45,987 constituting approximately 8% of the Company's total revenues.

  HOTEL MANAGEMENT

   Hotel Management Group - California, Inc.("HMG
     California")

        Effective January 1, 1994, Hotel Management Group,
          Inc. formed a wholly owned subsidiary, Hotel
          Management Group - California, Inc., to hold the management contract for the operations of the Biltmore Hotel and Suites in Santa Clara, California. The Biltmore Hotel is a 262 room full service hotel with 8,000 square feet of meeting space. HMG California's management contract is a two-year renewable contract that began in January 1992 and has a current expiration of December 31, 2001. HMG California receives a management fee equal to ten percent (10%) of the hotel's net income pre debt, after a 3% reserve for furniture, fixtures and equipment.

        HMG California entered into a management contract of the Rancho Santa Barbara Marriott in May 1995.The Marriott is a 149 room full service hotel with 8,000 square feet of meeting space and health and spa facilities. HMG California's management contract is a two-year renewable contract that began in June 1995 and has a current expiration of December 31, 2001. HMG California receives a management fee equal to ten percent (10%) of the hotel's net income pre-debt, after a 3% reserve for furniture, fixtures and equipment.

        Management fee revenues of HMG California amounted to approximately $457,128 constituting approximately 77% of the Company's total revenues.


   Ennis, Texas hotel

        In August 1997, HMG entered into a management agreement to manage the Holiday Inn Express in Ennis, Texas for a fee of $2,500 per month. The contract was canceled by mutual agreement on February 1, 1999. Management fee revenues from the hotel in Ennis amounted to approximately $15,000, constituting approximately 2.5% of the Company's total revenues.


   Hotel Management Group - Virginia, Inc. ("HMG
  Virginia")

        On February 17, 1998 Hotel Management Group -
          Virginia, Inc. assumed the management of the Chamberlin Hotel in Hampton Virginia, an historic 225 room hotel overlooking the Chesapeake Bay. Plans called for a $2M renovation of the property. On November 6, 1998 the owner took over the management of the hotel and incorporated it into a portfolio of hotels that it had acquired, which it then was intending to operate without the use of a third party management company. Management fee revenues of HMG Virginia amounted to approximately $5,000 constituting approximately 1% of the Company's total revenues.


   H.M.Group - Alabama, Inc. ("HMG Alabama")

        On December 1, 1998, H.M.Group - Alabama, Inc.
          assumed the management of the Governors House
          Hotel in Montgomery Alabama, a 200 room full service hotel. Management fee revenues of HMG
          Alabama amounted to approximately $51,300 constituting approximately 9% of the Company's total revenues.

   Hotel Management Group has managed nationally recognized franchises, including Sheraton, Holiday Inn, and Ramada, and is approved as one of a few independent management companies accepted by Marriott to manage its full service franchised hotels.

  Number of Employees

   At September 30, 1999, the Company and its subsidiaries had 296 full time employees and 87 part time employees. Of these employees, 5 are paid from the revenues of the Company. The remaining 378 are paid from the revenues of the hotels or apartments.


  Item 2. Description of  Property

  (A)   Principal Offices

   The Company maintains its administrative and executive offices in leased commercial office space located at 211 East Louisiana Street, McKinney, Texas. In the opinion of management, the premises are suitable and adequate for the present requirements of the Company and ample comparable space is available on comparable terms in the market.

  (B)   Investment Policies

   The Company may from time to time invest in hotel properties. Typically such investment would be a partial interest in the hotel property in concert with a hotel developer or other investors. While it currently has no such investments, the Company is seeking such investment with both existing hotel properties and hotels to be constructed. Expected ownership in any such hotel would be a minority position in a real estate limited partnership. Such hotel ownership is anticipated to be coupled with a management contract for the hotel(s). These hotel investments, if made, are expected to be for long term capital appreciation rather than primarily for current income.

  Item 3.  Legal Proceedings

   There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the period ended September 30, 1999.

  Item 4.  Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended
  September 30, 1999.
                               PART II

  Item 5.  Market for Common Equity and Related Security
  Holder Matters

   (a) The following table shows the range of closing bid prices for the Company's Common Stock in the over-the-counter market for the fiscal quarters indicated, as reported by the National Quotation Bureau. The quotations represent limited or sporadic trading and, therefore, do not constitute an "established public trading market". The quotations represent prices in the over-the-counter market between dealers in securities, without retail markup, markdown or commission and may not represent actual transactions.

                             Fiscal 1998         Fiscal  1999
                              Bid Prices          Bid Prices

  Fiscal Period                  High      Low    High    Low

  First Quarter                  NOT QUOTED       NOT QUOTED
  Second Quarter                 NOT QUOTED       NOT QUOTED
  Third Quarter                  NOT QUOTED       NOT QUOTED
  Fourth Quarter                 NOT QUOTED       NOT QUOTED


   (b) As of September 30, 1999, there were 694 record holders of the Company's $.01 par value Class A Common
  Stock.

    (c) There have been no cash dividends paid on the Company's Common Stocks in fiscal years 1996, 1997, 1998 or
  any subsequent year.   On September 30, 1999, the Company
  paid the 10% dividend on the 243,331 shares of Preferred Stock. The Company has no present plans to pay further dividends on the Company's Common Stock.


  Item 6.  Management's Discussion and Analysis or Plan of
  Operation

  RESULTS OF OPERATIONS

  A.    Revenues

   Revenues for the periods ended September 30, 1998 and 1999 were primarily produced from the Company's interest in Hotel Management Group. The decrease in revenues in 1999 over 1998 was a result of no longer having the properties in Oklahoma, Tennessee and Virginia, but there was improved performance in the hotels with incentive based management fees that the Company operates in California.

   The Company anticipates income from Hotel Management
  Group to increase as the subsidiary secures more management contracts and consulting assignments. The Company expects to be able to meet its normal cash needs from operations.

  B.    Employee Compensation

   Employee compensation expense includes salaries for Messrs Barham and Marks as well as accounting staff of HMG.

   In January 1998, the Company purchased $500,000 and
     $300,000 increasing life insurance policies on the lives of each Paul L. Barham and Norman L. Marks, respectively. The purposes of the policies are both
     (i) to protect the Company's financial interest in the event of the premature death of either of these key employees, and (ii) to provide an employee benefit to these key employees. The Company is the owner and beneficiary of the policies, although the cash value accumulation will accrue to the benefit of the key employees and is payable to the employees upon their retirement or termination of employment, or their heirs in the event of their death during employment.

  C.    General and Administrative Expenses

   General and Administrative Expenses were reduced in response to slightly lower revenues.


  LIQUIDITY AND CAPITAL RESOURCES

  Funds generated from company operations are the major source of liquidity. The Company generated $69,376 in cash from operating activities in the 1999 fiscal year. At September 30, 1999, the Company had $263,693 in cash and $274,443 in working capital. The Company expects to make one or more investments in hotel properties in the next fiscal year.
  The source of cash for such investments is expected from sale of the Company's Class A Stock to MCH pursuant to the Stock Agreement. Management of the Company believes that it will have sufficient working capital to fund its operating and investing needs during fiscal 2000.

  YEAR 2000 COMPUTER ISSUES

  The Company currently believes that it does not have significant exposure to Year 2000 computer problems including Company, vendor, and customer issues. The
  Company's current computer systems and any anticipated upgrades are Year 2000 compliant.

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

                           PART III

  Item 9.  Directors,  Executive Officers, Promoters and
  Control Persons:   Compliance with Section 16 (a) of the
  Exchange Act

   The following table provides certain information concerning each of the directors of Harrell International, Inc. (the "Company") as of September 30, 1999.



  Name          Principal Occupation     Consecutive         Age
                for the past 5 years     Service Since


Paul L. Barham  CFO, Hotel Management      1992           46
                Group, since December
                1989

                Current Position:
                Chief Financial
                Officer, Harrell
                International

Norman L. Marks President, Hotel           1995           58
                Management Group,
                since December 1989

                Current Position:
                Chief Operating
                Officer, Harrell
                International



  The following table provides certain information concerning each of the executive officers of the Company as of September 30, 1999.




  Name              Age  All Positions and Terms of Office
                         with the Company and Five Year
                         Employment History


  Norman L. Marks   58   Executive Vice President and
                         Chief Operating Officer from
                         August 19, 1992, Member of Board
                         of Directors from September 20,
                         1995. President of Hotel
                         Management Group, Inc. since
                         December 1989

  Paul L. Barham    46   Vice President and Chief
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


  There has been no involvement by the executive officers or directors in any legal proceeding during the last five (5) years that is material to an evaluation of the ability or integrity of such officer or director.

  The Company has not made inquiry of its Directors, Officers and 10 % or more security holders, and otherwise does not have information to determine the level of compliance with the reporting obligation under Section 16 (a) of the Exchange Act.


  Item 10.  Executive Compensation

   The following table shows the aggregate cash compensation for services in all capacities paid or accrued by the Company and its subsidiaries during the fiscal year ended September 30, 1999, and in each of the two prior years, to (i) each executive officer whose aggregate cash compensation exceeded $100,000 during such year and (ii) all executive officers of the Company as a group.



  Name of Individual or  Capacity in    Year   Compensation(1)
  Number of Persons in   which served
  Group


  Norman L. Marks        COO            1997   $103,700
  Norman L. Marks        COO            1998   $105,787
  Norman L. Marks        COO            1999   $104,375
  Paul L. Barham         CFO            1997   $103,700
  Paul L. Barham         CFO            1998   $105,787
  Paul L. Barham         CFO            1999   $104,375
  - Position Vacant -    CEO            1997   $0
  - Position Vacant -    CEO            1998   $0
  - Position Vacant -    CEO            1999   $0



  (1) This does not include medical expense reimbursement, club dues, or the value of automobiles (and their maintenance, repair and insurance) furnished to all of the executive officers of the Company, which in the aggregate for all officers amounted to $15,600 during fiscal year 1999.


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



  Item 11. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth as of September 30, 1999, (i) the name of each current director of the Company and each person or entity known to the Company to be the beneficial owner of more than 5% of the Company's Class A Common Stock, (ii) the number of shares of the Company's Class A Common Stock beneficially owned by each such current director and 5% beneficial owner and all officers and directors of the Company as a group, and (iii) the percent of outstanding Class A Common Stock so owned by each such director, 5% beneficial owner and management group:


 Name and Address of    Number of Shares of Class     Approximate
 Beneficial Owner            A Common Stock           Percent of
                        Beneficially owned as of      Class
                        September 30, 1999 (1)


  DIRECTORS:


  Paul L. Barham (2)     0                             0
  211 East Louisiana
  Street
  McKinney, Texas 75069

  Norman L. Marks (3)    0                             0
  211 East Louisiana
  Street
  McKinney, Texas 75069

  5% BENEFICIAL OWNERS:

  Businesship             291,288                       29.82%
  International, Inc.
  One Alhambra Plaza
  Suite 1400
  Coral Gables, FL 33134

  Barham Family           100,000                       10.24%
  Interests, Inc.         63,639 options (4)
  211 East Louisiana
  Street
  McKinney, Texas 75069

  Marks & Associates,     100,000                       10.24%
  Inc.                    63,639 options (4)
  211 East Louisiana
  Street
  McKinney, Texas 75069

  The Estate of Wilson    164,570 (5)                   16.85%
  Harrell
  7380 Pine Valley Road
  Cumming, GA 30131

  Shillingtons, Inc       50,000                         5.12%
  2661 Midway Road,
  Suite 224
  Carrollton, Texas
  75006


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

            (3)     Bylaws

            (4)  Material Contracts:


                 (A)     Preferred Stock Purchase and Release of
                           Debt Agreement between the Company and
                           Businesship International, Inc. dated
                           September 1, 1996, a copy of which was
                           attached to the Company's Form 10-KSB
                           for the fiscal year ended September 30,
                           1996.

                 (B)     Stock Acquisition and Option Agreement
                           between the Company and Merchant
                           Capital Holdings, Ltd., dated November
                           23, 1999.

                 (C)     Employment Agreements (2) between the
                           Company and Messrs. Marks and Barham
                           dated November 23, 1999.

                 (D)     Shareholders' Agreement dated November
                           23, 1999 by and among the Company,
                           Merchant Capital Holdings, Ltd.,
                           Messrs. Marks and Barham, Barham Family
                           Interests, Inc., and Marks &
                           Associates, Inc.

            (5)     Additional Exhibits:

               Letter from Chase Mellon Shareholder
                 Services dated September 22, 1999, together with an attached memorandum dated June 8, 1992 to W. Powers, Vice President of Mellon
                 Securities Trust Co.

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





  _________________________________________  ____________________
  Paul L. Barham, Vice President,            Date
  Chief Financial Officer and Director


  _________________________________________  ____________________
  Norman L. Marks, Vice President            Date
  Chief Operating Officer and Director



HARRELL INTERNATIONAL, INC.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                 Page


  Independent Auditors' Report                                   F-2


  Consolidated Balance Sheets at September 30, 1999 and 1998     F-3


  Consolidated Statements of Income For the Years Ended          F-4
     September 30, 1999 and 1998


  Consolidated Statements of Changes in Shareholders' Equity     F-5
     For the Years Ended September 30, 1999 and 1998

  Consolidated Statements of Cash Flows For the Years Ended      F-6
     September 30, 1999 and 1998

  Notes to Consolidated Financial Statements                     F-7



  INDEPENDENT AUDITORS' REPORT



  Board of Directors and Shareholders
  Harrell International, Inc.


  We have audited the accompanying consolidated balance sheets of Harrell International, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harrell International, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                     Jackson & Rhodes P.C.
                         Dallas, Texas
                     November 23, 1999


HARRELL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 1999 and 1998



Assets
                                                      1999            1998

Current assets:
   Cash                                              $263,693        $194,792
   Accounts receivable, net allowance for doubtful
     accounts of $33,248 in 1998                       66,994         116,543
   Note receivable                                          0           9,869
   Other assets                                        14,237             150
       Total current assets                           344,924         321,354

Property and equipment:
   Furniture and fixtures                              42,483          42,008
     Less accumulated depreciation                    (32,228)        (25,964)
       Total property and equipment                    10,255          16,044

Other assets:
   Investment in limited partnerships (Note 5)          1,850           1,850
                                                     $357,029        $339,248

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities           $39,518         $30,400
   Dividends payable                                   24,331               0
   Accrued salaries                                     6,632          16,496
       Total current liabilities                       70,481          46,896

Long-term debt:
   Amounts payable to related parties                       0           8,000
       Total liabilities                               70,481          54,896

Commitments and contingencies (Note 7)                      0               0

Shareholders' equity:
   Preferred stock, $1 par, 1,000,000 shares author
     243,331 shares issued and outstanding (Note 3)   243,331         243,331
   Common stock:
     Class A, $.01 par; 9,000,000 shares authorized
       976,580 shares issued and outstanding            9,766           9,766
     Class B, $.01 par; 1,000,000 shares authorized
       no shares issued or outstanding                      0               0
   Additional paid-in capital                       2,077,287       2,077,287
   Accumulated deficit                             (2,043,836)     (2,046,032)
       Total shareholders' equity                     286,548         284,352
                                                     $357,029        $339,248



See accompanying notes to consolidated financial statements.

F-3






HARRELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended September 30, 1999 and 1998



                                                     1999            1998


Revenues:
   Management fees                                  $568,117        $623,719
   Consulting fees                                     7,300           3,500
   Other                                              13,489           1,299
         Total revenues                              588,906         628,518

Expenses:
   Employee compensation                             406,466         393,318
   General and administrative                        155,914         179,426
         Total expenses                              562,380         572,744

         Operating income                             26,526          55,774

Gain on sale of joint ventures                         0.000          13,889

Net income (see Note 6)                               26,526          69,663

Preferred dividends accrued                           24,331          24,331

Net income available for common shareholders          $2,195         $45,332

Basic earnings per common share                        $0.00           $0.05

Weighted average shares outstanding                  976,580         976,580



See accompanying notes to consolidated financial statements.

F-4

HARRELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended September 30, 1999 and 1998


                       Preferred Stock          Common Stock - Class A
                         Shares       Amount      Shares   Amount

Balance, September 30,    243,331     $243,331    976,580  $9,766

Net income                      0            0          0       0

Preferred dividends
 payable ($.10 per share)       0            0          0       0

Balance, September 30,    243,331      243,331    976,580   9,766

Net income                      0            0          0       0

Preferred dividends
 payable($.10 per share)        0            0          0       0

Balance, September 30,    243,331     $243,331    976,580  $9,766

Additional                 Total
Paid-In   Accumulated  Shareholders'
Capital     Deficit      Equity
$2,077,287  ($2,091,364)  $239,020

         0       69,663     69,663


         0      (24,331)   (24,331)

 2,077,287   (2,046,032)   284,352

         0       26,526     26,526


         0      (24,331)   (24,331)

$2,077,287  ($2,043,837)  $286,547



See accompanying notes to consolidated financial statements.
F-5


HARRELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 1999 and 1998



                                                      1999            1998


Cash flows from operating activities:
  Net income available for common shareholders        $2,195         $45,332
   Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation                                       6,240           3,360
    Gain on sale of joint venture                          0         (13,889)
    Changes in assets and liabilities:
     Accounts receivable                              49,549         (27,079)
     Other assets                                     (4,218)          3,789
     Accounts payable and accrued liabilities         11,921          (1,577)
     Accounts payable to related parties              (8,000)              0
     Preferred dividends accrued                      24,331          24,331
     Accrued salaries                                (12,642)          8,281
       Net cash provided by operating activities      69,376          42,548

Cash flows from investing activities:
  Purchase of furniture and equipment                   (475)        (11,241)
  Proceeds from sale of joint venture/limited part         0         113,239
       Net cash provided by (used in) investing ac      (475)        101,998

Cash flows from financing activities:
  Dividends paid                                           0         (48,662)

Net increase (decrease) in cash                       68,901          95,884

Cash at beginning of year                            194,792          98,908

Cash at end of year                                 $263,693        $194,792



See accompanying notes to consolidated financial statements.
F-6




  1.    Description of Business

  Organization

  Harrell International, Inc., a Delaware corporation (the
      "Company"), began operations in 1959. The Company entered into the acquisition, development and management of real estate properties including joint ventures and partnerships (in which its interests would be that of a general partner having substantial involvement in management) beginning December 1990. The Company plans to focus its real estate activities upon purchase, development and management of hotels, and other income-producing properties located in the southwestern and southeastern United States. The Company acquired Hotel Management Group, Inc. ("HMG") in August 1992. The
      Company has created five other wholly-owned subsidiaries   see Note
      4.

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

    Hotel Management Group   California, Inc.

  Effective January 1, 1994, HMG formed a wholly-owned subsidiary,
      Hotel Management Group - California, Inc. ("HMG - California"), to hold the management contract for the operations of the Biltmore
      Hotel and Suites in Santa Clara, California.  HMG   California now
      also manages the Rancho Santa Barbara Marriott.

      Hotel Management Group   Tennessee, Inc.

      Effective September 23, 1996, HMG formed a wholly-owned subsidiary,
      Hotel Management Group   Tennessee, Inc. ("HMG   Tennessee"), to
      hold the management contract for the Sheraton Four Points Hotel in Memphis, Tennessee. The Company also had a limited partnership interest in the hotel. (See Note 5.)

      Hotel Management Group   Oklahoma, Inc.

      Effective May 20, 1997, HMG formed a wholly-owned subsidiary, Hotel
      Management Group   Oklahoma, Inc. ("HMG   Oklahoma"), to hold the
      management contract for the Ramada Inn in Tulsa, Oklahoma. The Company also had a limited partnership interest in the hotel. (See
      Note 5.)

      Hotel Management Group   Virginia, Inc.

      On February 17, 1998, HMG formed a wholly-owned subsidiary, Hotel
      Management Group   Virginia, Inc. to hold the management contract
      for the Chamberlin Hotel in Hampton Virginia.

      Hotel Management Group   Alabama, Inc.

      On December 1, 1998, Hotel Management Group   Alabama, Inc., a
      wholly owned subsidiary of HMG, assumed the management of the Governors House Hotel in Montgomery, Alabama.

      5.   Hotel Investments

    Tennessee Hotel Project

      On October 17, 1996 the Company purchased, for $100,000, a minority limited partnership interest in the Sheraton Four Points Hotel, located near the Memphis Airport in Memphis, Tennessee and a subsidiary of the Company was contracted to manage the hotel.

      The Company completed negotiations for the sale of its limited partnership interest in the hotel, received the return of its investment on April 3, 1998, and resigned as manager.

    Tulsa Hotel Project

      On June 4, 1997, the Company acquired a limited partnership interest in the Ramada Inn, located on I-44 in Tulsa, Oklahoma. At the same closing a subsidiary of the Company contracted with the new ownership to manage the hotel.

      On June 3, 1998, the Company sold its interest in the hotel and resigned as manager of the hotel.

      6. Income Taxes

  As of September 30, 1999, the Company had net operating loss carryforwards of approximately $2,581,000 for book and tax purposes. Unused operating loss carryforwards may provide future tax benefits, although there can be no assurance that these net operating losses can be recognized in the future. Also, if substantial changes in the Company's ownership should occur, there may be an annual limitation on the amount of the carryforwards which can be utilized. Accordingly, deferred tax assets have been offset in the accompanying financial statements by a valuation allowance.

      The loss carryforwards expire as follows:



           Year of Expiration                     Operating Loss
                                             Carryforward
                                             Expirations

           2000                              $  210,000
           2001                                 485,000
           2002                                   74,000
           2003                                   26,000
           2004                                1,116,000
           2005                                  278,000
           2006                                   35,000
           2007                                  134,000
           2008                                  105,000
           2009                                  118,000

           Total                              $2,581,000





      7.  Commitments and Contingencies

  Leases

  The Company leases its office facilities from an unrelated party.
      The lease expires on December 31, 1999 and the lease commitment for the remaining three month period is $7,260. The Company also leases an off-site storage facility on a month-to-month basis. Rental expense for the years ended September 30, 1999 and 1998 amounted to $29,290 and $28,002, respectively.

  Concentration of Credit Risk

  The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

      8.  Management Fee Revenues

  The Company received approximately 81% and 64% of gross management revenues from the Biltmore Hotel in California for the years ended September 30, 1999 and 1998, respectively.

      9. Accounting Developments

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

      SFAS 131

      Company only operates in one segment of business, the management of real estate properties.

      SFAS 132

      Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard.

     9.   Accounting Developments

      SFAS 133

      Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

      10. Subsequent Events

      On November 23, 1999, the Company entered into a Stock Acquisition and Option Agreement (the "Stock Agreement") with Merchant Capital Holdings, Ltd. ("MCH"), a British Virgin Islands Company, whereby MCH agreed to buy 1,000,000 shares of the Company's Class A Common Stock for US$1.00 per share, together with certain options to purchase additional shares of Class A Common Stock. As part of the Stock Agreement, two advisors of MCH, Geoffrey Dart ("Dart") and Gerard Thompson ("Thompson") were appointed to the Board of Directors of the Company, with Dart appointed as Chairman of the Board. In connection with the transactions contemplated under the Stock Agreement, the Company, MCH, Norman L. Marks (and his family affiliates) and Paul L. Barham (and his family affiliates) entered into a Shareholders Agreement, providing for certain transfer restrictions and voting agreements, on the Class A Common Stock held by certain of the parties. Also, MCH required, as part of the Stock Agreement, that two Employment Agreements be entered into between the Company and Norman Marks and Paul Barham.