Form 10QSB
period 1999-12-31
HARRELL INTERNATIONAL INC
filed 2000-02-14
CIK 45694

                SECURITY AND EXCHANGE COMMISSION
                         WASHINGTON, DC.

                          FORM 10 - QSB

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended December 31, 1999        Commission File
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

          The number of shares outstanding of the registrant's Class A, $.01 par value common stock as of December 31, 1999, was 1,226,580. The number of shares outstanding of the registrant's $1.00 par value preferred stock as of December 31, 1999 was 243,331.

In October 1997, the Company changed transfer agents from Chase Mellon to Registrar and Transfer Company. When transferring the records to Registrar and Transfer Company, Chase Mellon showed additional shares of common stock of the Company as being issued and outstanding. Chase Mellon gave no explanation for this discrepancy, and for the past several years has consistently reported the number of shares outstanding as approximately 976,580. The Company has made three written inquiries to Chase Mellon but has received no response. The Company will continue to follow up. It is not known at this time whether Chase Mellon's records are in error, and for purposes of this report and until a satisfactory answer is received from Chase Mellon, the Company shall continue to use 976,580 as the number of outstanding shares for that time period.

                   HARRELL INTERNATIONAL, INC.


                              INDEX




Part I - FINANCIAL INFORMATION  ................                3

     Item 1    FINANCIAL STATEMENTS ..............              3

          CONSOLIDATED BALANCE SHEETS .............             3

          CONSOLIDATED STATEMENT OF OPERATIONS  ........        4

          CONSOLIDATED STATEMENT OF CASH FLOWS  ........        5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  .....     6

     Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  ......      7

Part II.  OTHER INFORMATION ..................                  9

SIGNATURES  .........................                          10


Part I - FINANCIAL INFORMATION  Item 1  FINANCIAL STATEMENTS

           HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS
         As of December 31, 1999 and September 30, 1999


                                      December        September
                                      31, 1999        30, 1999
                                     (Unaudited)      (Audited)

             ASSETS
Current Assets
Cash                               $    475,204   $     263,694
Accounts Receivable                      51,839          66,995
Other Current Assets                     15,887          14,237
     Total Current Assets          $    542,930   $     344,925

Investment in Joint Ventures              1,850           1,850
Furniture & Equipment (Net)               9,571          10,254
     Total Assets                  $    554,352   $     357,029
   LIABILITIES & STOCKHOLDERS'
             EQUITY
Current Liabilities:
Accounts Payable and Accrued       $     33,924   $      39,518
Liabilities
Dividends Payable                             0          24,331
Accrued Salaries and Payroll                  0           6,632
Taxes
     Total Current Liabilities     $     33,924   $      70,480

     Total Liabilities             $     33,924          70,480
Stockholders' Equity:
Preferred Stock                    $    243,331   $     243,331
Common Stock:
Class A $.01 par value,                  12,266           9,766
9,000,000 shares authorized,
1,225,580 issued and outstanding
Class B $.01 par value,
1,000,000 shares authorized, No
shares issued and outstanding
Additional Paid-in Capital            2,324,787       2,077,287
Accumulated Equity                   (2,059,956)     (2,043,835)


     Total Stockholders' Equity    $    520,427   $     286,549
     Total Liabilities &           $    554,352   $     357,029
Stockholders' Equity


HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
For the Three Months Ended December 31



                                        1999            1998
Revenues:
     Management Fees              $      115,236   $     116,846
     Accounting Fees                           0               0
     Consulting Fees                           0               0
     Other Income                         12,318           1,678
     Total Revenues               $      127,553   $     118,524


Expenses:
     Employee Compensation &      $      110,210   $     109,850
Related
     General & Administrative             33,465          33,568
Expenses
     Total Expenses               $      143,675   $     143,418

Income (Loss) before Income       $      (16,122)  $     (24,894)
Taxes

Provision for Income Taxes                     0               0


Net Income (Loss)                 $      (16,122)  $     (24,894)


Income (Loss) per common share             (0.01)          (0.03)
Weighted average number of             1,097,459         976,580
shares outstanding


           HARRELL INTERNATIONAL, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
             For the Three Months Ended December 31




Cash Flows from Operating
Activities:


Net Income (Loss)                 $      (16,122)  $     (24,894)

Adjustments to reconcile the
Net Income (Loss) to Net Cash
Provided (Used) for Operating
Activities:

Depreciation Expense                       1,224           1,567

Changes in Assets and
Liabilities:


(Increase) Decrease in Accounts           15,155          39,938
Receivable
(Increase) Decrease in Other              (1,650)         (1,756)
Current Assets
Purchase of Furniture and                   (540)           (291)
Equipment

Increase (Decrease) in Accounts          (29,925)          5,003
Payable and Accrued Liabilities
Increase (Decrease) in Accrued            (6,632)          2,778
Salaries and Related

Net Cash Provided (Used) by       $      (38,490)  $      22,346
Operations


Cash Flows from Financing
Activities:

Additional Paid-in Capital        $      247,500   $           0
Increase in Capital Stock                  2,500               0
Net Increase (Decrease) in Cash   $      211,510   $      22,346

Cash at Beginning of Period       $      263,694   $     194,792

Cash at End of Period                    475,204         217,138
Net Increase (Decrease) in Cash   $      211,510   $      22,346

                   HARRELL INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  PRINCIPLES OF DISCLOSURE

The balance sheet as of December 31, 1999, and the related statements of income and cash flows for the three month period ended December 31, 1999 and 1998, are consolidated with the company's wholly-owned subsidiary (Hotel Management Group, Inc.), and it's wholly owned subsidiaries Hotel Management Group (California), Hotel Management Group (Tennessee) , Hotel Management Group (Oklahoma) Hotel Management Group (Virginia),
H M Group (Alabama), and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Registrant's annual financial statements and notes.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Material Changes in the Results of Operations.

1.   Hotel Management Group, Inc.  (HMG)

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


     The following reflects a summary of the results of operations for the three months ended December 31, 1999, and is fully consolidated with HMG, HMG(CA) HMG(TN), HMG(OK), HMG(VA), and HMG(AL).



Three Months

Total Revenues                   $ 127,553

Total Expenses                   $ 143,675

Net Loss                         $ (16,122)



     These results are fully consolidated with the Company on the enclosed financial statements. Also they do not reflect any management fees charged to HMG by Harrell
     International, which are charged on an annual basis.

2. In August 1997, HMG entered into a management agreement to manage the Holiday Inn Express in Ennis, Texas. Under the agreement HMG received a management fee of $2,500 per month. The owners decided to operate the hotel without the use of a third party management company and by mutual agreement the contract was terminated effective February 1, 1999.

3. On December 1, 1998, HMG(AL) entered into a management agreement to manage the Governors House Hotel and Conference Center in Montgomery, Alabama. Under the agreement, HMG(AL) receives a management fee of $5,000 per month for the first year and $4,500 per month for the second year, with additional incentive fees based on achieving performance goals.

4. On February 26, 1999, HMG entered into a Technical Service Agreement and on March 17, 1999, a Management Agreement, with Second Century Investments, a Dallas based development company for the pre and post opening management of a proposed Hilton Garden Inn to be developed in Allen, Texas.

5. On November 23, 1999, the Company entered into a Stock Acquisition and Option Agreement (the "Stock Agreement") with Merchant Capital Holdings, Ltd. ("MCH"), a British Virgin Islands Company, whereby MCH agreed to buy 1,000,000 shares of the Company's Class A Common Stock for US$1.00 per share, together with certain options to purchase additional shares of Class A Common Stock. As part of the Stock Agreement, two advisors of MCH, Geoffrey Dart ("Dart") and Gerard Thompson ("Thompson") were appointed to the Board of Directors of the Company, with Dart appointed as Chairman of the Board. In connection with the transactions contemplated under the Stock Agreement, the Company, MCH, Norman L. Marks (and his family affiliates) and Paul L. Barham (and his family affiliates) entered into a Shareholders Agreement, providing for certain transfer restrictions and voting agreements, on the Class A Common Stock held by certain of the parties. Also, MCH required, as part of the Stock Agreement, that two Employment Agreements be entered into between the Company and Norman Marks and Paul Barham. On December 15th, 1999, MCH funded the initial installment of $250,000 and was issued 250,000 shares and 250,000 options in accordance with the Stock Agreement.

6. On September 30, 1999, the Villa Martinique Apartments were sold. As a result of that transaction, the contract to manage that property was terminated.

7. At the end of the quarter HMG managed three hotels and one apartment complex. A substantial amount of time and effort was given by the principals of HMG to the location of additional management contracts.

Subsequent Events

In early February 2000, the Athena Gardens Apartments were sold.
As a result of that transaction the contract to manage that property was terminated.

Part II.  OTHER INFORMATION

Item 1.   Legal.

     There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the quarter ended December 31, 1999

Item 2.   Change in Securities.

     250,000 shares of the Company's Class A Common Stock were issued to Merchant Capital Holdings, Ltd. in a private transaction, exempt under Section 4(2) of the 1933
     Securities Act.

Item 3.   Defaults Upon Senior Securities.

     The Registrant does not have any outstanding debt or securities of this nature.

Item 4.   Submission of Matters to a Vote of Security Holders.


     No items were submitted to a vote of the security holders during this quarter.

Item 5.   Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K.

     (a) No report on Form 8-K was filed by the Registrant for the quarter ended December 31, 1999

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.


                                   HARRELL INTERNATIONAL, INC.



Date:___________________________   _____________________________
                                   Paul L. Barham
                                   Vice President, Chief
                                   Financial Officer and Director