Form 10QSB
period 2000-03-31
HARRELL INTERNATIONAL INC
filed 2000-05-15
CIK 45694

                SECURITY AND EXCHANGE COMMISSION
                         WASHINGTON, DC.

                          FORM 10 - QSB

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000  Commission File No:  0-2661

                   Harrell International, Inc.
     (Exact name of registrant as specified in its charter)
          Delaware                           13-1946181
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

          The number of shares outstanding of the registrant's Class A, $.01 par value common stock as of March 31, 2000, was 1,226,580. The number of shares outstanding of the registrant's $1.00 par value preferred stock as of March 31, 2000 was 243,331.

In October 1997, the Company changed transfer agents from Chase Mellon to Registrar and Transfer Company. When transferring the records to Registrar and Transfer Company, Chase Mellon showed additional shares of common stock of the Company as being issued and outstanding. Chase Mellon gave no explanation for this discrepancy, and for the past several years has consistently reported the number of shares outstanding as approximately 976,580. The Company has made three written inquiries to Chase Mellon but has received no response. The Company has made enquiries of _potential_ holders of stock comprising the additional shares and has yet to receive a response from all such potential holders . It is not known at this time whether Chase Mellon's records are in error, and for purposes of this report and until a satisfactory answer is received from Chase Mellon or the Company itself resolves the issue, the Company shall continue to use 976,580 as the number of outstanding shares for that time period (before the recent issue of 250,000 shares.).

                   HARRELL INTERNATIONAL, INC.


                              INDEX




Part I - FINANCIAL INFORMATION  ................                3

     Item 1    FINANCIAL STATEMENTS ..............              3

          CONSOLIDATED BALANCE SHEETS .............             3

          CONSOLIDATED STATEMENT OF OPERATIONS  ........        4

          CONSOLIDATED STATEMENT OF CASH FLOWS  ........        5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  .....     6

     Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  ......      8

Part II.  OTHER INFORMATION .................                  12

SIGNATURES  .........................                          13

Part I - FINANCIAL INFORMATION  Item 1  FINANCIAL STATEMENTS



          HARRELL INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
           As of March 31, 2000 and September 30, 1999




                                      March 31,       September
                                        2000          30, 1999
                                     (Unaudited)      (Audited)

             ASSETS
Current Assets
Cash                              $    398,694    $     263,694
Accounts Receivable                     91,964           66,995
Other Current Assets                    34,726           14,237
     Total Current Assets              525,384          344,925
Investment in Joint Ventures             1,850            1,850
Furniture & Equipment (Net)              8,329           10,254
     Total Assets                 $    535,563    $     357,029
   LIABILITIES & STOCKHOLDERS'
             EQUITY
Current Liabilities:
Accounts Payable and Accrued      $     75,258    $      39,518
Liabilities
Dividends Payable                            0           24,331
Accrued Salaries and Payroll                 0            6,632
Taxes
     Total Current Liabilities          75,258           70,480
     Total Liabilities                  75,258           70,480
Stockholders' Equity:
Preferred Stock                        243,331          243,331
Common Stock:
Class A $.01 par value,                 12,266            9,766
9,000,000 shares authorized,
1,226,580 and 976,580 issued and
outstanding

Class B $.01 par value,
1,000,000 shares authorized, No
shares issued and outstanding
Additional Paid-in Capital           2,324,787        2,077,287

Accumulated Equity                  (2,120,079)      (2,043,835)

     Total Stockholders' Equity        460,305          286,549

     Total Liabilities &          $    535,563    $     357,029
Stockholders' Equity


          HARRELL INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS




                            For the Three     For the Six Months
                             Months Ended       Ended March 31
                               March 31

                           2000       1999         2000         1999
Revenues:
     Management Fees      $ 142,198   $ 146,180    $257,434     $  263,026
     Consulting Fees              0       6,300           0          6,300
     Other Income             5,995       1,468      18,312          3,146
     Total Revenues         148,193     160,248     275,746        278,772

Expenses:
     Employee               118,180      97,505     228,390        207,355
Compensation &
Related
     General &               90,135      36,015     123,600         69,583
Administrative
Expenses
     Total Expenses         208,315     133,520     351,990        276,938

Income (Loss) before        (60,122)     26,728     (76,244)         1,834
Income Taxes


Provision for Income              0           0           0              0
Taxes

Net Income (Loss)         $ (60,122)  $  26,728    $(76,244)    $    1,834



Income (Loss) per common     ($0.05)      $0.03      ($0.07)         $0.00
share
Weighted average number   1,226,580     976,580   1,138,670        976,580
of shares
outstanding




          HARRELL INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
                For the Six Months Ended March 31





Cash Flows from Operating               2000            1999
Activities:

Net Loss                          $      (76,244)  $      (4,466)

Adjustments to reconcile the
Net Loss to Net Cash Provided
(Used) for Operating
Activities:

Depreciation Expense                       2,467           3,132


Changes in Assets and
Liabilities:

(Increase) Decrease in Accounts          (24,969)         (2,828)
Receivable
(Increase) Decrease in Other             (20,490)            150
Current Assets
Increase (Decrease) in Accounts           11,409          38,663
Payable and    Accrued
Liabilities
Increase (Decrease) in Accrued            (6,632)        (12,301)
Salaries and   Related

Net Cash Provided (Used) by       $     (114,459)  $      22,350
Operations


Cash Flows from Investing
Activities:

Purchase of Furniture and                   (541)           (474)
Equipment

Cash Flows from Financing
Activities:

Sale of Common Stock              $      250,000   $           0

Net Increase in Cash              $      135,000   $      21,876

Cash at Beginning of Period       $      263,694   $     194,792
Cash at End of Period                    398,694         216,668
Net Increase in Cash              $      135,000   $      21,876


                   HARRELL INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  PRINCIPLES OF DISCLOSURE

The balance sheet as of March 31, 2000, and the related statements of income and cash flows for the three month period ended March 31, 2000 and 1999, are consolidated with the company's wholly-owned subsidiary (Hotel Management Group, Inc.), and its wholly owned subsidiaries Hotel Management Group (California), Hotel Management Group (Tennessee) , Hotel Management Group (Oklahoma) Hotel Management Group (Virginia),
H M Group (Alabama), and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1999 included in the Company's Annual report on form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of

Management,
all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March
31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

2.   STOCK ACQUISITION AND OPTION AGREEMENT

On November 23, 1999, the Company entered into a Stock Acquisition and Option Agreement (the "Stock Agreement") with Merchant Capital Holdings, Ltd. ("MCH"), a British Virgin Islands Company, whereby MCH agreed to buy 1,000,000 shares of the Company's Class A Common Stock for US$1.00 per share, together with certain options to purchase additional shares of Class A Common Stock. As part of the Stock Agreement, two advisors of MCH, Geoffrey Dart ("Dart") and Gerard Thompson ("Thompson") were appointed to the Board of Directors of the Company, with Dart appointed as Chairman of the Board. Paul Barham, a director of the Company was appointed Vice Chairman. In connection with the transactions contemplated under the Stock Agreement, the Company, MCH, Norman L. Marks (and his family affiliates) and Paul L. Barham (and his family affiliates) entered into a Shareholders Agreement, providing for certain transfer restrictions and voting agreements, on the Class A Common Stock held by certain of the parties. Also, MCH required, as part of the Stock Agreement, that two Employment Agreements be entered into between the Company and Norman Marks and Paul Barham. Under the terms of the Employment Agreement, Norman Marks retained his position of President and

Chief Operating Officer, and Paul Barham was promoted to Chief
Executive Officer.

On December 15th, 1999, MCH funded the initial installment of $250,000 and was issued 250,000 shares and 250,000 options in accordance with the Stock Agreement. Under the Stock Agreement, at each closing of a stock purchase, MCH is granted an option to purchase one additional share of Class A Common Stock for each share purchased. In addition, upon receipt by the Company of the full $1,000,000, MCH will be granted options to purchase an additional 1,000,000 shares of Class A Common Stock. All of such options are exercisable at a price which begins at $1.00 per share in 2000 and esclates $0.10 per share each year until the options expire on December 31, 2005. Therefore, under the Stock Agreement MCH has agreed to purchase 1,000,000 shares, and, if it does so, will also hold options to purchase an additional 2,000,000 shares.

As an inducement to enter into the employment agreements, the Company agreed to issue options to Barham and Marks to acquire shares of the Company's Class A Common Stock. The strike price and the term of the options to Barham and Marks are the same as the options issued to MCH. Barham and Marks will be granted options in installments as MCH is granted options, except that each will be granted the option to purchase one share for every two shares that MCH is given the option to purchase.

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied effective for financial statements for fiscal years beginning after December 15, 1995. The Company has elected to measure compensation cost, including options issued, under Opinion 25. Under this method, no compensation expense has been recorded. The options value under SFAS 123 are nominal and no expense on a pro forma basis has been recorded.

The fair value of the awards was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.5%; volatility factor of 0%; and an expected life of the awards of three years.

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


     The following reflects a summary of the results of operations for the six months ended March 31, 2000, and is fully consolidated with HMG, HMG(CA) HMG(TN), HMG(OK),
     HMG(VA), and HMG(AL).

                           Six Months


                   Total         $ 275,746
                   Revenues
                   Total         $ 351,990
                   Expenses

                   Net Loss      $ (76,244)


     Additional costs incurred by the Company during the six months ended March 31, 2000 include: a.) Directors and Officers liability insurance of $2,375, b.) Directors' Fees of $17,778, c.) London Office Rent of $14,111. All such expenses are considered necessary to achieve and to prepare for the Company's short and medium-term goals of obtaining further hotel management contracts.

2. In August 1997, HMG entered into a management agreement to manage the Holiday Inn Express in Ennis, Texas. Under the agreement HMG received a management fee of $2,500 per month. The owners decided to operate the hotel without the use of a third party management company and by mutual agreement the contract was terminated effective February 1, 1999.

3. On December 1, 1998, HMG(AL) entered into a management agreement to manage the Governors House Hotel and Conference Center in Montgomery, Alabama. Under the agreement, HMG(AL) receives a management fee of $5,000 per month for the first year and $4,500 per month for the second year, with additional incentive fees based on achieving performance goals. At March 31, 2000, the owners of the property have scheduled an auction of the property for late May, 2000.

4. On February 26, 1999, HMG entered into a Technical Service Agreement and on March 17, 1999, a Management Agreement, with Second Century Investments (_SCI_), a Dallas based development company for the pre and post opening management of a proposed Hilton Garden Inn to be developed in Allen, Texas. At March 31, 2000, the total equity required for the development of the hotel had not been secured, but SCI and the Company continued to endeavor to locate investors to provide the shortfall.

5. On November 23, 1999, the Company entered into a Stock Acquisition and Option Agreement (the "Stock Agreement") with Merchant Capital Holdings, Ltd. ("MCH"), a British Virgin Islands Company, whereby MCH agreed to buy 1,000,000 shares of the Company's Class A Common Stock for US$1.00 per share, together with certain options to purchase additional shares of Class A Common Stock. As part of the Stock Agreement, two advisors of MCH, Geoffrey Dart ("Dart") and Gerard Thompson ("Thompson") were appointed to the Board of Directors of the Company, with Dart appointed as Chairman of the Board. Paul Barham, a director of the Company was appointed Vice Chairman. In connection with the transactions contemplated under the Stock Agreement, the Company, MCH, Norman L. Marks (and his family affiliates) and Paul L. Barham (and his family affiliates) entered into a Shareholders Agreement, providing for certain transfer restrictions and voting agreements, on the Class A Common Stock held by certain of the parties. Also, MCH required, as part of the Stock Agreement, that two Employment Agreements be entered into between the Company and Norman Marks and Paul Barham. Under the terms of the Employment Agreement, Norman Marks retained his position of President and Chief Operating Officer, and Paul Barham was promoted to Chief Executive Officer.

     On December 15th, 1999, MCH funded the initial installment of $250,000 and was issued 250,000 shares and 250,000 options in accordance with the Stock Agreement. Under the Stock Agreement, at each closing of a stock purchase, MCH is granted an option to purchase one additional share of Class A Common Stock for each share purchased. In addition, upon receipt by the Company of the full $1,000,000, MCH will be granted options to purchase an additional 1,000,000 shares of Class A Common Stock. All of such options are exercisable at a price which begins at $1.00 per share in 2000 and esclates $0.10 per share each year until the options expire on December 31, 2005. Therefore, under the Stock Agreement MCH has agreed to purchase 1,000,000 shares, and, if it does so, will also hold options to purchase an additional 2,000,000 shares.

     As an inducement to enter into the employment agreements, the Company agreed to issue options to Barham and Marks to acquire shares of the Company's Class A Common Stock. The strike price and the term of the options to Barham and Marks are the same as the options issued to MCH. Barham and Marks will be granted options in installments as MCH is granted options, except that each will be granted the option to purchase one share for every two shares that MCH is given the option to purchase.

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

     Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied effective for financial statements for fiscal years beginning after December 15, 1995. The Company has elected to measure compensation cost, including options issued, under Opinion 25. Under this method, no compensation expense has been recorded. The options value under SFAS 123 are nominal and no expense on a pro forma basis has been recorded.

     The fair value of the awards was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.5%; volatility factor of 0%; and an expected life of the awards of three years.

6. On September 30, 1999, the Villa Martinique Apartments were sold. As a result of that transaction, the contract to manage that property was terminated.

7. On February 9, 2000, the Athena Gardens Apartments were sold. As a result of that transaction, the contract to manage that property was terminated.

8. At the end of the quarter HMG managed three hotels. A substantial amount of time and effort was given by the executives of the Company to the location of additional management contracts.

Subsequent Events

     Harrell International, Inc. changed its name to Harrell
     Hospitality Group, Inc., effective April 1, 2000.

Part II.  OTHER INFORMATION

Item 1.   Legal.

     There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the quarter ended March 31, 2000

Item 2.   Change in Securities.

     250,000 shares of the Company's Class A Common Stock were issued on December 3, 1999 to Merchant Capital Holdings,
     Ltd. in a private transaction, exempt under Section 4(2) of the 1933 Securities Act.

Item 3.   Defaults Upon Senior Securities.

     The Registrant does not have any outstanding debt or securities of this nature.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No items were submitted to a vote of the security holders during this quarter.

Item 5.   Other Information.

     The Company changed its name from Harrell International, Inc. to Harrell Hospitality Group, Inc., effective April 1,
     2000.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) No report on Form 8-K was filed by the Registrant for the quarter ended March 31, 2000.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.


                                   HARRELL INTERNATIONAL, INC.



Date:_____________________    ________________________________
                              Paul L. Barham
                              Vice President, Chief Executive
                              Officer and Director