Form 10QSB
period 2000-06-30
HARRELL INTERNATIONAL INC
filed 2000-08-15
CIK 45694

                SECURITY AND EXCHANGE COMMISSION
                         WASHINGTON, DC.

                          FORM 10 - QSB

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000  Commission File No:  0-2661

                 Harrell Hospitality Group, Inc.
     (Exact name of registrant as specified in its charter)
              Delaware                   13-1946181
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

          The number of shares outstanding of the registrant's Class A, $.01 par value common stock as of June 30, 2000, was 1,226,580. The number of shares outstanding of the registrant's $1.00 par value preferred stock as of June 30, 2000 was 243,331.

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

                                          2
HARRELL HOSPITALITY GROUP, INC.


INDEX




Part I - FINANCIAL INFORMATION  ................                3

     Item 1    FINANCIAL STATEMENTS ..............              3

          CONSOLIDATED BALANCE SHEETS .............             3

          CONSOLIDATED STATEMENT OF OPERATIONS  ........        4

          CONSOLIDATED STATEMENT OF CASH FLOWS  ........        5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  .....     6
     Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  ......      9
Part II.  OTHER INFORMATION .................                  13
SIGNATURES  .........................                          14

Part I - FINANCIAL INFORMATION  Item 1  FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of June 30, 2000 and September 30, 1999



                                      June 30,        September
                                        2000          30, 1999
                                     (Unaudited)      (Audited)

             ASSETS
Current Assets
Cash                              $    378,332    $     263,694
Accounts Receivable                     89,952           66,995
Other Current Assets                    25,332           14,237
     Total Current Assets              493,616          344,925
Investment in Joint Ventures             1,850            1,850
Furniture & Equipment (Net)              7,304           10,254
     Total Assets                 $    502,770    $     357,029
   LIABILITIES & STOCKHOLDERS'
             EQUITY
Current Liabilities:
Accounts Payable and Accrued      $     76,874    $      39,518
Liabilities
Dividends Payable                            0           24,331

Accrued Salaries and Payroll                 0            6,632
Taxes
     Total Current Liabilities          76,874           70,480

     Total Liabilities                  76,874           70,480
Stockholders' Equity:
Preferred Stock                        243,331          243,331
Common Stock:
Class A $.01 par value,                 12,266            9,766
9,000,000 shares authorized,
1,226,580 and 976,580 issued and
outstanding
Class B $.01 par value,
1,000,000 shares authorized, No
shares issued and outstanding
Additional Paid-in Capital           2,324,787        2,077,287
Accumulated Equity                  (2,154,488)      (2,043,835)


     Total Stockholders' Deficit       425,896          286,549
     Total Liabilities &          $    502,770    $     357,029
Stockholders' Equity


See Accompanying Notes and Accountant's Report

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                      For the Three Months     For the Nine Months
                         Ended June 30            Ended June 30
                        2000        1999        2000         1999

Revenues:
     Management Fees  $  172,758  $ 151,396   $ 430,192   $  414,422
     Consulting Fees           0          0           0        6,300
     Other Income          4,562      1,963      22,875        5,109
     Total Revenues      177,321    153,359     453,067      425,831

Expenses:
     Employee Com-       105,583    110,119     333,973      317,474
     pensation &
     Related

     General &           106,147     33,762     229,747      103,345
     Administrative
     Expenses
     Total Expenses      211,730    143,881     563,720      420,819

Income (Loss) before    (34,409)      9,478    (110,653)       5,012
Income Taxes

Provision for Income           0          0           0            0
Taxes

Net Income (Loss)     $ (34,409)  $   9,478   $(110,653)  $    5,012



Income (Loss) per        ($0.05)       $0.01     ($0.07)        $0.01
common share
Weighted average       1,226,580     976,580   1,138,670      976,580
number of shares
outstanding

See Accompanying Notes and Accountant's Report

        HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                For the Nine Months Ended June 30





Cash Flows from Operating               2000            1999
Activities:

Net Income (Loss)                 $     (110,653)  $       5,012


Adjustments to reconcile the
     Net Income (Loss) to Net
     Cash Provided (Used) for
     Operating Activities:

Depreciation Expense                       3,492           4,698

Changes in Assets and
Liabilities:

(Increase) Decrease in Accounts          (22,957)            336
Receivable
Decrease in Other Current                (11,095)         (1,201)
Assets

Increase in Accounts Payable              13,026          55,941
     and Accrued Liabilities
Increase (Decrease) in Amounts             ----           (8,000)
     Due to Related Parties
Decrease in Accrued Salaries              (6,632)        (12,301)
and Related

Net Cash Provided (Used) by             (134,821)         44,486
Operations

Cash Flows from Investing
Activities:
Purchase of Furniture and                   (541)           (474)
Equipment


Cash Flows from Financing
Activities:
Increase in Note Receivable               ----             9,869

Sale of Common Stock                     250,000               0
Net Increase in Cash              $      114,638   $      53,882

Cash at Beginning of Period       $      263,694   $     194,792
Cash at End of Period                    378,332         248,674

Net Increase in Cash              $      114,638   $      53,882

See Accompanying Notes and Accountant's Report

HARRELL HOSPITALITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  PRINCIPLES OF DISCLOSURE
The balance sheet as of June 30, 2000, and the related statements of income and cash flows for the three month and nine month periods ended June 30, 2000 and 1999, are consolidated with the company's wholly-owned subsidiary (Hotel Management Group, Inc.), and its wholly owned subsidiaries Harrell Hospitality Group (California), Hotel Management Group (Tennessee) , Hotel Management Group (Oklahoma) Hotel Management Group (Virginia),
H M Group (Alabama), and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

TThe accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 1999 included in the Company's Annual report on form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

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

On December 15th, 1999, MCH funded the initial installment of $250,000 and was issued 250,000 shares and 250,000 options in accordance with the Stock Agreement. Under the Stock Agreement, at each closing of a stock purchase, MCH is granted an option to purchase one additional share of Class A Common Stock for each share purchased. In addition, upon receipt by the Company of the full $1,000,000, MCH will be granted options to purchase an additional 1,000,000 shares of Class A Common Stock. All of such options are exercisable at a price which begins at $1.00 per share in 2000 and esclates $0.10 per share each year until the options expire on December 31, 2005. Therefore, under the Stock Agreement MCH has agreed to purchase 1,000,000 shares, and, if it does so, will also hold options to purchase an additional 2,000,000 shares. On July 19,2000 the Board of Directors agreed to an extension of up to 90 days of the due date, of the second and final installment of the MCH Stock Purchase Agreement.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Material Changes in the Results of Operations.

1.   Hotel Management Group, Inc.  (HMG)

     The Company's wholly owned subsidiary (HMG) has the following wholly owned subsidiaries:


          Harrell Hospitality Group - California, Inc.
          (HHG(CA))(formerly known as Hotel Management Group -
          California, Inc.)
          Hotel Management Group - Mississippi, Inc. (HMG(MS))

          Hotel Management Group - Tennessee, Inc. (HMG(TN))

          Hotel Management Group - Oklahoma, Inc. (HMG(OK))
          Hotel Management Group - Virginia, Inc. (HMG(VA))

          H M Group - Alabama, Inc. (HMG(AL))


     The following reflects a summary of the results of operations for the nine months ended June 30, 2000, and is fully consolidated with HMG, HMG(CA) HMG(TN), HMG(OK),
     HMG(VA), and HMG(AL).

                           Nine Months


                   Total         $ 453,067
                   Revenues

                   Total         $ 563,720
                   Expenses
                   Net Loss      $(110,653)



     Revenues for the nine months ended June 30, 2000 are similar to the prior year, approximately 6.5% higher. However, general and administrative expenses during this period were more than double the corresponding prior year. Additional costs incurred by the Company during the nine months ended June 30, 2000 include: a.) Directors and Officers liability insurance of $4,750, b.) Directors' Fees of $30,277, c.) London Office Rent of $24,111, d.) The production of a company brochure of $7,015, e.) The establishment of a Website of $4,800, f.) Consulting fees of $27,375, and g.) Travel expenses for purposes of developing new business of approximately $17,000 more than the prior year. These expenditures were consciously committed for the future growth of the Company. Executives of the Company have spent considerable time and effort towards the development of new hotels, the acquisition of management contracts of existing hotels, investment in hotels to be managed and the securing of equity and debt for these developments.



2. In August 1997, HMG entered into a management agreement to manage the Holiday Inn Express in Ennis, Texas. Under the agreement HMG received a management fee of $2,500 per month. The owners decided to operate the hotel without the use of a third party management company and by mutual agreement the contract was terminated effective February 1, 1999.

3. On December 1, 1998, HMG(AL) entered into a management agreement to manage the Governors House Hotel and Conference Center in Montgomery, Alabama. Under the agreement, HMG(AL) receives a management fee of $5,000 per month for the first year and $4,500 per month for the second year, with additional incentive fees based on achieving performance goals. At June 30, 2000, the owners of the property continue to be determined to sell the Hotel.

4. On February 26, 1999, HMG entered into a Technical Service Agreement and on March 17, 1999, a Management Agreement, with Second Century Investments ("SCI"), a Dallas based development company for the pre and post opening management of a proposed Hilton Garden Inn to be developed in Allen, Texas. At June 30, 2000, the total equity required for the development of the hotel had not been secured, but SCI and the Company continued to endeavor to locate investors to provide the shortfall.

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

     On December 15th, 1999, MCH funded the initial installment of $250,000 and was issued 250,000 shares and 250,000 options in accordance with the Stock Agreement. Under the Stock Agreement, at each closing of a stock purchase, MCH is granted an option to purchase one additional share of Class A Common Stock for each share purchased. In addition, upon receipt by the Company of the full $1,000,000, MCH will be granted options to purchase an additional 1,000,000 shares of Class A Common Stock. All of such options are exercisable at a price which begins at $1.00 per share in 2000 and esclates $0.10 per share each year until the options expire on December 31, 2005. Therefore, under the Stock Agreement MCH has agreed to purchase 1,000,000 shares, and, if it does so, will also hold options to purchase an additional 2,000,000 shares. On July 19,2000 the Board of Directors agreed to an extension of up to 90 days of the due date, of the second and final installment of the MCH Stock Purchase Agreement.

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

8. At the end of the quarter HMG managed three hotels. A substantial amount of time and effort was given by the executives of the Company to the location of additional management contracts. The Company has retained the services of two consulting companies to assist in the search for equity and additional management opportunities.

9. Harrell International, Inc. changed its name to Harrell Hospitality Group, Inc., effective April 1, 2000. Hotel Management Group California, Inc., changed its name to Harrell Hospitality Group California, Inc., on the same date.

Part II.  OTHER INFORMATION

Item 1.   Legal.

     There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the quarter ended June 30, 2000.

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

Item 5.   Other Information.

     The Company changed its name from Harrell International, Inc. to Harrell Hospitality Group, Inc., effective April 1,
     2000. The Board of Directors adopted new bylaws for the Company at a board meeting held July 19, 2000.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) No report on Form 8-K was filed by the Registrant for the quarter ended June 30, 2000.

     (b)  Bylaws of the Company adopted on July 19, 2000.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.


                                   HARRELL HOSPITALITY GROUP,INC.



Date:__________________________ _________________________________
                                   Paul L. Barham
                                   Chief Executive Officer and
                                   Director