Form 10KSB
period 2000-09-30
HARRELL HOSPITALITY GROUP INC
filed 2001-01-02
CIK 45694

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                          FORM 10-KSB.

     [X]    ANNUAL REPORT UNDER TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended:     September 30, 2000

     [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period   from    to

                 Commission File No.:     0-2661

                 HARRELL HOSPITALITY GROUP, INC.
         (Name of small business issuer in its charter)

               Delaware            13-1946181
  (State of Incorporation)            (I.R.S. Employer Id. No.)

   16475 North Dallas Parkway, Suite 410, Dallas, Texas 75248
      (Address of principal executive offices)  (Zip Code)

            Issuer's telephone number: (972) 380-0273

Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:

              Class A Common Stock, Par Value $.002
                        (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               (1)  YES   X     NO
               (2)  YES   X     NO
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.
[ X]
     State issuer's revenues for its most recent fiscal year:
$7,662,843.
      The aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of December 22, 2000, the last available quotation date:
Approximately $1,242,654.
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical al date. The number of shares of the registrant's Class A, $.002 par value Common Stock outstanding as of December 22, 2000 was 7,932,900.

     In October 1997, the Company changed transfer agents from Chase Mellon to Registrar and Transfer Company. When transferring the records to Registrar and Transfer Company, Chase Mellon showed additional shares of common stock of the Company as being issued and outstanding. Chase Mellon gave no explanation for this discrepancy. The Company continued to follow up with Registrar and Transfer Company, which investigated the history of activity and concluded that the additional shares were actually unexchanged shares arising from splits and reverse splits in the Company's stock various times in the past. After its review, the Company accepted the findings of Registrar & Transfer Company.

     The number of shares shown above reflect the 5 for 1 split of common stock declared by the Board of Directors on September
1, 2000.

                             PART I

Item I. Description of Business

(A) Business Development: During the last three years the Company has focused on hotel management and in the acquisition, development and management of hotels through joint ventures and partnerships.

(B) Business of the Issuer:

                             HISTORY

     HARRELL HOSPITALITY GROUP, INC. (Formerly HARRELL INTERNATIONAL, INC.) (the "Company") is a Delaware corporation which was originally incorporated in 1959 in Massachusetts under the name of Formula 409, Inc. In 1967, the Company's name was changed to The Harrell Corporation and in 1968 to Harrell International, Inc. The Company changed its state of incorporation from Massachusetts to Delaware in March, 1987. The Company originally manufactured and sold a multi-purpose household spray cleaner under the registered trademark "Formula 409." In 1970, the Company sold the rights to "Formula 409" to Clorox Corporation. During the period 1970 to 1983 the Company was primarily engaged in the business of acquiring and operating food and non-food brokers which represented the products of various unrelated manufacturers to either the U. S. Domestic Civilian Market or to the U. S. Military Resale System. In 1983, the Company completed the divestiture of its consumer products brokerage businesses and entered a phase during which its revenues were derived primarily from the collection of receivables acquired in connection with such divestitures.

     From 1983 to 1990 the Company was largely inactive, and Wilson Harrell, the president of the Company at that time, sought possible merger candidates. In 1991 and 1992 the Company entered into agreements with Xenex, Inc., now known as Businesship International (_BI_), to make an equity investment in the Company and fund certain loans to the Company.

     The Company decided to move into the real estate management and acquisition business. On August 18, 1992, the Company entered into an Agreement with Hotel Management Group, Inc., a Texas corporation ("HMG"), wherein the Company acquired one hundred percent (100%) of HMG's issued and outstanding shares in exchange for 200,000 shares of the Company's Class A Common Stock. The principals of HMG, Paul L. Barham and Norman L. Marks, had significant experience in hotel operations and management.

     Effective as of September 1, 1996 the Company and BI entered into a Preferred Stock Purchase and Release of Debt Agreement that replaced the debt obligation of the Company with 243,331 shares of $1.00, par value preferred stock (the _Preferred Stock_). The Preferred Stock is nonconvertible, nonvoting, noncumulative dividend, with dividends of 10% of par value. The Company has the right, but not the obligation, to redeem the Preferred Shares at any time at par value. The Preferred Shares are not registered under federal securities laws or the laws of any state.

     On November 23, 1999, the Company entered into a Stock Acquisition and Option Agreement (the _Stock Agreement_) with Merchant Capital Holdings, Ltd. (_MCH_), a British Virgin Islands Company, whereby MCH agreed to buy 1,000,000 shares of the Company's Class A $0.01 Par Value Common Stock for US$1.00 per share, together with certain options to purchase additional shares. As part of the Stock Agreement, two advisors of MCH, Geoffrey Dart (_Dart_) and Gerard Thompson (_Thompson_) were appointed to the Board of Directors of the Company, with Dart appointed as Chairman of the Board. In connection with the transactions contemplated under the Stock Agreement, the Company, MCH, Norman L. Marks (and his family affiliates) and Paul L. Barham (and his family affiliates) entered into a Shareholders Agreement, providing for certain transfer restrictions and voting agreements, on the Class A Common Stock held by certain of the parties. Also, MCH required, as part of the Stock Agreement, that two Employment Agreements be entered into between the Company and Norman Marks and Paul Barham.

     On July 19, 2000, the Board approved an extension of time of 90 days each for the second and third installments of the stock purchase by MCH in the amounts of $250,000 and $500,000, respectively. As of September 30, 2000, half of the second installment had been received. Subsequent to September 30, 2000, the remaining half of the second installment was received.

     On April 1, 2000, the Company changed its name to Harrell Hospitality Group, Inc. The name of the Company was changed to reflect the focus of the Company on hotel related services and
business.   Management believes Harrell Hospitality Group, Inc.
more accurately indicates the nature of the Company's business and believes that this will aid the marketing efforts of the Company.

     On September 1, 2000 the Board declared a five-for-one split of the Company's Class A Common Stock. By amendment of the articles dated
October 23, the par value of the Class A Common
Stock was changed to $0.002 per share, and the number of authorized shares of Class A Common Stock was increased to 100,000,000.,


                           OPERATIONS


APARTMENT MANAGEMENT

     In late 1992, Hotel Management Group assumed the management of the Athena Gardens Apartments, Athens, Texas, Riviera Apartments, Dallas, Texas, and Villa Martinique Apartments, Irving, Texas. The Riviera Apartments were sold in 1996, the Villa Martinique Apartments were sold in September 1999, and the Athena Gardens Apartments were sold in February, 2000. In the fiscal year ending September 30, 2000. Revenues from apartment management were approximately $14,833 constituting approximately 0.2% of the Company's total revenues.

HOTEL MANAGEMENT

The primary focus of the Company is on hotel management and investment in hotels. At the present time virtually all of the Company's operating revenue is derived from management contracts to manage two hotels in California. The Company is actively seeking and negotiating additional management contracts with other hotels.

The Company has managed nationally recognized franchises, including Sheraton, Holiday Inn, and Ramada, and is approved as one of a small group of independent management companies accepted by Marriott as a franchise for its full service hotels. The Company is in negotiation on certain hotel projects that, if consumated, will result in approval of the Company additionally by Hilton Hotels.

The Company believes that its approval as a franchisee by these major franchisors positions the Company ahead of many of its competitors for management opportunities where a franchise is of importance. The Company has and is continuing to pursue such opportunities to capitalize on this advantage.

The hotel management business is highly competitive, and the Company's market share in the total industry is insignificant.
The Company competes with larger corporations which have greater financial resources.

Often, management of a hotel is coupled with some degree of ownership in the hotel, so the Company, to be competitive, must be prepared to make an equity investment in a hotel if necessary to comply with a condition to obtaining a management contract. The capital injections by MCH into the Company may be used for such equity investments in hotels, and the Company continues to seek additional sources of debt or equity to use for hotel investment.

Executives of the Company have spent considerable time and effort towards the development of new hotels, the acquisition of management contracts of existing hotels, investment in hotels to be managed by the Company and the securing of equity and debt for these activities.

Hotel Management Subsidiaries
Harrell Hospitality Group - California, Inc.(_HHG
     California_)

          Effective January 1, 1994, Hotel Management Group, Inc. formed a wholly owned subsidiary, Hotel Management Group - California, Inc., (_HMG California_) to hold the management contract for the operations of the Biltmore Hotel and Suites in Santa Clara, California. The Biltmore Hotel is a 262 room full service hotel with 8,000 square feet of meeting space. HMG California's management contract is a two-year renewable contract that began in January 1992 and has a current expiration of December 31, 2002. HMG California receives a management fee equal to ten percent (10%) of the hotel's net income pre debt, after a 3% reserve for furniture, fixtures and equipment.

          HMG California entered into a management contract of the Rancho Santa Barbara Marriott in May 1995.The Marriott is a 149 room full service hotel with 8,000 square feet of meeting space and health and spa facilities. HMG California's management contract is a two-year renewable contract that began in June 1995 and has a current expiration of December 31, 2002. HMG California receives a management fee equal to ten percent (10%) of the hotel's net income pre-debt, after a 3% reserve for furniture, fixtures and equipment.

          Revenues of HMG California amounted to approximately
          $6,657,437 constituting approximately 86.9% of the Company's total revenue.

          In March 2000, HMG California changed its name to
          Harrell Hospitality Group - California, Inc.


     H.M.Group - Alabama, Inc. (_HMG Alabama_)

          On December 1, 1998, H.M.Group - Alabama, Inc. assumed the management of the Governors House Hotel in Montgomery Alabama, a 200 room full service hotel. The contract was terminated by mutual agreement on September 6, 2000. Revenues of HMG Alabama amounted to approximately $946,130 constituting approximately 12.3% of the Company's total fees.


Number of Employees

     At September 30, 2000, the Company and its subsidiaries had 245 full time employees and 52 part time employees. Of these employees, 5 are paid from the revenues of the Company. The remaining 297 are paid from the revenues of the hotels or apartments.

Item 2. Description of  Property

(A)  Principal Offices

     The Company maintains its administrative and executive offices in leased commercial office space located at 16475 North Dallas Parkway, Suite 410, Dallas, Texas. In the opinion of management, the premises are suitable and adequate for the present requirements of the Company and ample comparable space is available on comparable terms in the market.

(B)  Investment Policies


     The Company may from time to time invest in hotel properties. Typically such an investment would be a partial interest in the hotel property in concert with a hotel developer or other investors. While it currently has no such investments, the Company is seeking such investment with both existing hotel properties and hotels to be constructed. Expected ownership in any such hotel would be a minority position in a real estate limited partnership. Such hotel ownership is anticipated to be coupled with a management contract for the hotel(s). These hotel investments, if made, are expected to be for long term capital appreciation rather than primarily for current income. The Company has placed no express limitations on the amount or number of investments in hotel properties.

     The Company may from time to time invest in marketable securities.

Item 3.  Legal Proceedings

     There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Company during the period ended September 30, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

     On September 13, 2000, the holders of a majority of the shares of common stock of the Company executed a written consent in lieu of a special meeting of shareholders to approve an amendment of the articles of incorporation of the Company. The holders of 4,828,990 shares of the Company's Class A Common Stock, representing approximately 72.3% of the shares outstanding at that time, signed the written consent. Under Delaware corporate law, the written consent of the holders of a majority of the stock may be substituted for a special meeting of
shareholders.   The written consent approved the amendment to the
articles that:

          increased the number of authorized shares of the Company's Class A Common Stock to 100,000,000 shares.

          changed the par value of the Class A Common Stock to $.002 per share.

          redesignated the Preferred Stock as Class A Preferred
          Stock.

          created a new class of preferred stock (Class B
          Preferred Stock) with 10,000,000 authorized shares issuable in series.

The amendment was filed with the Delaware Secretary of State on September 15, 2000, with a delaying provision that the amendment would not become effective until October 23, 2000.
All shareholders were notified of this action by delivery of a copy of the Company's Information Statement filed pursuant to
Section 14-C of the Securities Exchange Act of 1934.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     (a) During the fourth quarter of Fiscal 2000, the Company's Common Stock commenced trading on the NASD Over-the-Counter Bulletin Board (the _Bulletin Board_) under the symbol _HLTLA._ There was no material market for the Company stock prior to this time. The following table shows the range of closing bid prices for the Company's Common Stock in the over-the-counter market for the fiscal quarters indicated, as reported by the Bulletin Board. The quotations represent limited or sporadic trading and, therefore, do not constitute an "established public trading market". The quotations represent inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                     Fiscal 1999 Bid      Fiscal 2000 Bid

                     High       Low       High       Low



First Quarter          NOT QUOTED           NOT QUOTED
Second Quarter         NOT QUOTED           NOT QUOTED

Third Quarter          NOT QUOTED           NOT QUOTED

Fourth Quarter         NOT QUOTED         0.55       .01


      (Prices quoted are priced after the 5 for 1 split occurring
September 1, 2000)


     (b) As of September 30, 2000, there were 694 record holders of the Company's $.002 par value Class A Common Stock.

     (c) There have been no cash dividends paid on the Company's Common Stocks in fiscal years 1996, 1997, 1998, 1999 or any
subsequent year.   On September 30, 2000, the Company paid the
10% dividend on the 243,331 shares of Preferred Stock. The Company has no present plans to pay further dividends on the Company's Common Stock.


Item 6.  Management's Discussion and Analysis or Plan of
Operation

     This discussion contains certain forward-looking statements that are subject to various factors which could cause actual results to differ materially from the expectations of management. These factors include: changes in general, economic and market conditions involving the hospitality industry, the success of the Company in securing new management contracts, and the ability of the Company to make equity investments in hotels. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time on behalf of the Company.


                      RESULTS OF OPERATIONS

A.   Revenues

     Revenues for the periods ended September 30, 1999 and 2000 were primarily produced from the Company's interest in Hotel Management Group. Revenues increased from $7,266,463 for the fiscal year ending September 30, 1999 to $7,662,843 for the fiscal year ending September 30, 2000. The increase in revenues in 2000 over 1999 was a result of improved performance in the hotels with incentive based management fees that the Company operates in California.

     The Company anticipates income from Hotel Management Group to increase as the subsidiary secures more management contracts and consulting assignments. The Company expects to be able to meet its normal cash needs from operations.

B.   Employee Compensation

     Employee compensation expense includes salaries for Messrs
Barham and Marks, the accounting staff of HHG, as well as the employees in the hotel locations.

     In January 1998, the Company purchased $500,000 and $300,000 increasing life insurance policies on the lives of each Paul L. Barham and Norman L. Marks, respectively. The purposes of the policies are both (i) to protect the Company's financial interest in the event of the premature death of either of these key employees, and (ii) to provide an employee benefit to these key employees. The Company is the owner and beneficiary of the policies, although the cash value accumulation will accrue to the benefit of the key employees and is payable to the employees upon their retirement or termination of employment, or their heirs in the event of their death during employment. Additional policies were added in the year 2000 to bring coverages to $1,500,000 each.

C.   Expenses

     Total Expenses for the fiscal year ending September 30, 1999 were $7,239,937, or 99.6% of revenue, and total expenses for the fiscal year ending September 30, 2000 were $7,817,931 or 102% of revenue. General and Administrative Expenses were increased because of efforts to generate additional business by securing additional management contracts and acquisitions. Additional insurance and legal expenses were incurred as a result of the Stock Acquisition and Option Agreement. A London office has been established to assist in development opportunities in the United Kingdom, and this is adding additional overhead.

                 LIQUIDITY AND CAPITAL RESOURCES

Funds generated from the sale of common stock has been the major source of liquidity in the year ended September 30, 2000. The Company used $178,147 in cash from operating activities in the 2000 fiscal year in the effort to generate additional business. At September 30, 2000, the Company had $461,717 in cash and $1,107,202 in working capital. The Company expects to make one or more investments in hotel properties in the next fiscal year. The source of cash for such investments is expected from sale of the Company's Class A Stock to MCH pursuant to the Stock Agreement. Management of the Company believes that it will have sufficient working capital to fund its operating and investing needs during fiscal 2001.

                    YEAR 2000 COMPUTER ISSUES

No significant problems were experienced relating to Year 2000 computer issues.

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

                            PART III

Item 9.  Directors,  Executive Officers, Promoters and Control
Persons:   Compliance with Section 16 (a) of the Exchange Act

     The following table provides certain information concerning each of the directors of Harrell Hospitality Group, Inc. (the
"Company") as of September 30, 2000.


    Name            Principal Occupation    Consecutive  Age
                    for the past 5 years      Service
                                               Since
    Paul L. Barham  CFO, Hotel Management       1992      47
                    Group, since December
                    1989
                    Current Position:
                    Chief Executive
                    Officer, Harrell
                    Hospitality Group
    Norman L.       President, Hotel            1995      59
    Marks           Management Group,
                    since December 1989
                    Current Position:
                    Chief Operating
                    Officer, Harrell
rell
                    Hospitality Group
    Geoffrey G.     Chairman, Merchant          1999      53
    Dart            Capital Holdings,
                    Ltd.; Director,
                    Avatar, Inc.;
                    Director, Mortgage
                    Advisors, Ltd.,
                    Chairman,
                    Shillington's, Ltd.,

                    Current Position:
                    Chairman, Harrell
                    Hospitality Group

    Name            Principal Occupation    Consecutive  Age
                    for the past 5 years      Service
                                               Since
    Gerard M.       Director, Netcentric        1999      55
    Thompson        Systems, Ltd.,
                    Director, Bariston
                    Associates.

                    Current Position:
                    Director, Harrell
                    Hospitality Group,
                    Inc.


The following table provides certain information concerning each of the executive officers of the Company as of September 30, 2000.




Name              Age    All Positions and Terms of Office
                         with the Company and Five Year
                         Employment History

Paul L.           47     Chief   Executive   Officer   from
Barham                   November  1999; Vice-President and
                         Chief  Financial  Officer  of  the
                         Company  from   August  19,  1992,
                         Mem ber of Board  of Directors  of
                         Company  from   August  19,  1992;
                         Secretary to Board of Directors of
                         Company from August 19, 1992; CFO,
                         Hotel   Management   Group   since
                         December 1989.
Norman L.         59     President  since   November  1999;
Marks                    Executive Vice President and Chief
                         Operating Officer  from August 19,
                         1992, Member of Board of Directors
                         from September 20, 1995. President
                         of  Hotel  Management Group,  Inc.
                         since December 1989



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

Item 10.  Executive Compensation

     The following table contains information concerning the annual compensation and long-term compensation payable to named executive officers during each of the last three fiscal years.




                      Summary Compensation Table
             Annual Compensation               Long term Compensation


Name and     Year    Salary    Bonus   Other  Securities    All Other
Principal                             Annual  Underlying  Compensation
Position                              Compen    Options
                                      sation
Paul L.      2000  $109,900   $2,000     -    937,500           -
Barham,
Chief
Executive
Officer

             1999  $102,375   $2,000     -         -            -


             1998  $101,787   $4,000     -         -            -


Norman L.    2000  $109,900   $2,000     -    937,500           -
Marks,
President
             1999  $102,375   $2,000     -         -            -


             1998  $101,787   $4,000     -         -            -



This table does not include medical expense reimbursement, club dues, or the value of automobiles (and their maintenance, repair and insurance) furnished to all of the executive officers of the Company, which in the aggregate for all officers amounted to $15,600 during fiscal year 2000.

     The following table provides information with respect to the executive officers included in the summary compensation table who received option grants during the fiscal year ending September
30, 2000.



          Option / SAR Grants in Last Fiscal Year

                     Individual Grants

Name            Number of    % of Total  Exercise  Expirat
               Securities     Options     or Base    ion
               Underlying    Granted to    Price     Date
                 Options     Employees
                 Granted     in fiscal
                                year
Paul L.          937,500       44.4%       $0.20   12/31/0
Barham                                      (1)       5
Chief
Executive
Officer
Norman L.        937,500       44.4%       $0.20   12/31/0
Marks                                       (1)       5
President


     (1) The exercise price through the year ending 12/31/2000 is $0.20, through the year ending 12/31/2001 is $0.22, through the year ending 12/31/2002 is $0.24, through the year ending 12/31/2003 is $0.26, through the year ending 12/31/2004 is $0.28, and through the year ending 12/31/2005 is $0.30.

     At the present time the Company has, and at all times during the past three fiscal years, the Company had no pension, retire-ment, annuity, deferred compensation, incentive or stock purchase, thrift or profit-sharing plan, except the accumulated cash value of the life insurance policies detailed under item 6B above.

     Each of the Directors of the Company who is not employed by the Company received Director Fees at the rate of $2,083.33 per month.


Item 11.  Security Ownership of Certain Beneficial Owners and
Management

     The following table sets forth the persons, as of December
22, 2000, who were directors or who were known to the Company to be beneficial owners of more than five percent of each class of the equity securities of the Company:




Class of     Name and Address of    Amount and    Percent of
Securities   Beneficial Owner       Nature of       Class
                                    Beneficial
                                     Owner(1)
             DIRECTORS:

 Class A     Paul L. Barham (2)      [see (2)      [see (2)
Common       16475 N. Dallas          below]        below]
             Parkway #410
             Dallas, Texas 75248

 Class A     Norman L. Marks (3)     [see (3)      [see (3)
Common       16475 N. Dallas          below]        below]
             Parkway #410
             Dallas, Texas 75248

             5% BENEFICIAL
             OWNERS:

 Class A     Merchant Capital       1,000,000       29.3%
Common       Holdings Ltd              plus
             c/o Robert Edwards     1,875,000
             17060 Dallas Parkway    options
             Suite 101
             Dallas, TX 75248
 Class A     Businesship            1,456,140       18.4%
Common       International, Inc.
             One Alhambra Plaza
             Suite 1400
             Coral Gables, FL
             33134

 Class A     Businesship             243,331         100%
Preferred    International, Inc.
             One Alhambra Plaza
             Suite 1400
             Coral Gables, FL
             33134

 Class A     Cybertec Holdings       550,000         6.9%
Common       PLC
             Rosedale House
             Rosedale Road
             Richmond Surrey
             England TW 92 SZ
 Class A     Barham Family         500,000 plus     22.5%
Common       Interests, Inc.        1,568,195
             16475 N. Dallas       options (4)
             Parkway #410
             Dallas, Texas 75248

 Class A     Marks & Associates,   500,000 plus     22.5%
Common       Inc.                   1,568,195
             16475 N. Dallas       options (4)
             Parkway #410
             Dallas, Texas 75248

 Class A     Riverhead Services,     625,000         7.9%
Common       Ltd
             c/o Lloyds TSB Bank
             PLC
             Geneva Branch
             Place Bel-Air 1
             PO Box 5145 CH 1211
             Geneva 11
             Switzerland FR

 Class A     Gerard Thompson       625,000 plus     14.6%
Common       c/o Wachovia Bank        625,000
             Attn: Larry Wachtel     options
             180 Royal Palm Way
             Palm Beach , FL
             33480
 Class A     The Estate of Wilson  822,850 (5)      10.4%
Common       Harrell
             7380 Pine Valley
             Road
             Cumming, GA 30131



     (1) Except as noted below, the individual listed has sole voting and investment power.
     (2) Barham and his other family members own 500,000 shares through Barham Family Interests, Inc. and Barham Family Interests, Inc. also has options to acquire 1,568,195 shares as set forth in footnote 4 below.

     (3) Marks and his other family members own 500,000 shares through Marks and Associates, Inc., and Marks and Associates, Inc. also has options to acquire 1,568,195 shares as set forth in footnote 4 below.

     (4) On September 27, 1996, Businesship International granted Barham Family Interests, Inc., and Marks and Associates, Inc., each an option to acquire 318,195 shares from BI. The options shall automatically expire on September 30, 2001, if not exercised. The Company granted Marks and Associates, Inc. and Barham Family Interests, Inc. each the option to acquire 1,250,000 shares of the Company's Class A Common stock. These options granted by Company expire, if not exercised, on December 31, 2005.

     (5)  The 29,250 shares of Class A Common Stock owned by
          Charlene Echols Harrell, Wilson L. Harrell's widow, are included in the estate's beneficial ownership in the above table.

Item 12.  Certain Relationships and Related Transactions

Transactions involving related parties in the last two years are outlined in Item 1 of this report.

                         PART IV


Item 13.  Exhibits and Reports on Form 8-K

(a.) Exhibits -

     1. The following exhibits, as required by Item 601 of Regulation SB, are attached hereto or incorporated herein by this reference:
     2. Restated Certificate of Incorporation as last amended, effective as of March 31, 2000, a copy of which was filed with the Company's Form 14-C report February 14, 2000.

     3.   Bylaws as amended July 19, 2000 and filed with the Form
          10-Q report for the quarter ended June 30, 2000
     4.   Material Contracts:

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

     5. Acquisition or Disposition of Assets reporting the sale of 110,000 shares of Class A Common Stock at $2.75 to Cybertec Holdings, PLC.
     6. Other Events statement reporting that effective September 5, 2000, the Company relocated its principal offices to 16475 Dallas Parkway, Suite 410, Dallas, Texas 75248; telephone:(972) 380-0273; fax: (972) 380-
          4795.

     7. Information Statement filed on September 15, 2000 and furnished to the stockholders of record of Harrell Hospitality Group, Inc. (the _Company_) as of September, 2000, in connection with the adoption of the Certificate of Amendment of Restated Certificate of Incorporation (the _Certificate of Amendment_) by the written consent of the holders of a majority interest of the Company's voting capital stock consisting of the Company's outstanding Class A Common Stock, $0.01 par value (the "Common Stock") and a five-for-one stock split of the Company's Common Stock, reporting:
          (a) an increase in the number of authorized shares of the Company's Class A Common Stock to 100,000,000 shares.

          (b)  a change in the par value of the Class A Common
               Stock to $.002 per share.
          (c)  the redesignation of the Preferred Stock as Class
               A Preferred Stock.

          (d)  the creation of a new class of preferred stock
               (Class B Preferred Stock) with 10,000,000 authorized shares issuable in series.
     8.   Additional Exhibits:

          (a) Letter from Chase Mellon Shareholder Services dated September 22, 1999, together with an attached memorandum dated June 8, 1992 to W.
               Powers, Vice President of Mellon Securities Trust
               Company.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HARRELL HOSPITALITY GROUP, INC.



                              By:
                                   Paul L. Barham
                                   Chief Executive Officer
                                   And Director

                              DATE: ________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons comprising the majority of the current Directors on behalf of the registrant and in the capacities and on the dates indicated.



_________________________________________
_________________________________________    __________________
Geoffrey Dart                                Date
Chairman


________________________________________     __________________
Paul L. Barham,                              Date
Chief Executive Officer and Director


_________________________________________    __________________
Norman L. Marks,  President                  Date
Chief Operating Officer and Director










                 HARRELL HOSPITALITY GROUP, INC.
                        AND SUBSIDIARIES


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                            Page

Independent Auditors' Report...............................F-2

Consolidated Balance Sheets at September 30, 2000 and 1999.F-3

Consolidated Statements of Income For the Years Ended
    September 30, 2000 and 1999 ...........................F-4

Consolidated Statements of Changes in Shareholders' Equity
    For the Years Ended September 30, 2000 and 1999 .......F-5

Consolidated Statements of Cash Flows For the Years Ended
    September 30, 2000 and 1999 ...........................F-6

Notes to Consolidated Financial Statements.................F-7




                               F-1









                  INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Harrell Hospitality Group, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Harrell Hospitality Group, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harrell Hospitality Group, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                          Jackson & Rhodes P.C.





Dallas, Texas
November 29, 2000




                               F-2

         HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and 1999


                              Assets
                                            2000          1999
Current assets:
   Cash                                    $461,717       $263,693
   Accounts receivable                      101,072         66,994
   Marketable securities (Note 3)           603,859              0
   Other assets                              27,891         14,237
     Total current assets                 1,194,539        344,924

Property and equipment:
   Furniture and fixtures                    46,145         42,483
     Less accumulated depreciation          (40,045)       (32,228)
     Total property and equipment             6,100         10,255


Other assets:
   Investment in limited partnerships
   (Note 5)                                   1,850          1,850

                                         $1,202,489       $357,029

 Liabilities and Shareholders' Equity

Current liabilities:

   Accounts payable and accrued
   liabilities                              $63,006        $39,518
   Dividends payable                         24,331         24,331
   Accrued salaries                           0.000          6,632
     Total current liabilities
                                             87,337         70,481

Commitments and contingencies (Note 8)        0.000          0.000

Shareholders' equity:
   Preferred stock, $1 par, 1,000,000
   shares authorized,

   243,331 shares issued and
   outstanding (Note 4)                     243,331        243,331
   Common stock:
     Class A, $.002 par; 100,000,000
     shares authorized, 7,307,900

     and 4,882,900 shares issued and         14,616          9,766
     outstanding, respectively
   Additional paid-in capital             2,722,437      2,077,287
   Accumulated deficit                   (1,856,336)    (2,043,836)
   Cumulative translation adjustment         (8,896)         0.000
     Total shareholders' equity           1,115,152        286,548


                                         $1,202,489       $357,029

   See accompanying notes to consolidated financial statements.
                                F-3
         HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME
              Years Ended September 30, 2000 and 1999

                                           2000           1999


Revenues:
   Management fees                         $611,485       $568,117
   Consulting fees                           15,000          7,300
   Hotel expense reimbursements           7,036,358      6,691,046
        Total revenues                    7,662,843      7,266,463

Expenses:
   Employee compensation                  7,456,969      7,084,023

   General and administrative               360,962        155,914
        Total expenses                    7,817,931      7,239,937

        Operating income (loss)            (155,088)        26,526

Other income (expense):

   Unrealized gain on marketable            366,919          0.000
   securities
        Total other income (expense)        366,919              0

Net income (see Note 7)                     211,831         26,526

Preferred dividends accrued                  24,331         24,331


Net income available for common            $187,500         $2,195
shareholders

Basic earnings per common share               $0.03          $0.00

Weighted average shares outstanding       6,068,315      4,882,900












   See accompanying notes to consolidated financial statements.
                                F-4

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended September 30, 2000 and 1999

                                                       Common
                                                       Stock -
                                Preferred Stock        Class A
                              Shares       Amount      Shares

Balance, September 30,
1998                            243,331    $243,331   4,882,900

Net income                        0.000       0.000       0.000
Preferred dividends
payable
                                  0.000       0.000       0.000
 ($.10 per share)
Balance, September 30,
1999                            243,331     243,331   4,882,900

Net income                        0.000       0.000       0.000


Cumulative translation            0.000       0.000       0.000
adjustment

Total comprehensive income
                                  0.000       0.000   2,425,000
Sale of common stock
Preferred dividends
payable
 ($.10 per share)                 0.000       0.000       0.000
Balance, September 30,
2000                            243,331    $243,331   7,307,900


    Common
    Stock -    Additional                Cumulative     Total
    Class A      Paid-In   Accumulated   Transaction Shareholders'
    Amount       Capital      Deficit    Adjustment    Equity


       $9,766   $2,077,287  ($2,046,031)     $0.000    $284,353

        0.000        0.000       26,526       0.000      26,526


        0.000        0.000      (24,331)      0.000     (24,331)

        9,766    2,077,287   (2,043,836)      0.000     286,548


        0.000        0.000      211,831       0.000     211,831

        0.000        0.000         0.00      (8,896)     (8,896)

                                                        202,935

        4,850      645,150        0.000       0.000     650,000


        0.000        0.000      (24,331)      0.000     (24,331)


      $14,616   $2,722,437  ($1,856,336)    ($8,896) $1,115,152



        See accompanying notes to consolidated financial statements.
                                     F-5
          HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES



               CONSOLIDATED STATEMENTS OF CASH FLOWS
              Years Ended September 30, 2000 and 1999


                                             2000            1999


Cash flows from operating activities:
  Net income available for common
  shareholders                              $187,500         $2,195
   Adjustments to reconcile net income to

   net cash provided by operating
   activities:
    Depreciation                               7,817          6,240
    Unrealized gain on marketable
          securities                        (366,919)             0
    Changes in assets and liabilities:
     Accounts receivable                     (34,078)        49,549
     Other assets                            (13,654)        (4,218)

     Accounts payable and accrued             23,488         11,921
     liabilities
     Accounts payable to related parties       0.000         (8,000)
     Preferred dividends accrued              24,331         24,331
     Accrued salaries                         (6,632)       (12,642)

       Net cash provided by (used in)       (178,147)        69,376
       operating activities
Cash flows from investing activities:

  Purchase of furniture and equipment         (3,662)          (475)
  Purchase of marketable securities         (245,836)         0.000
       Net cash used in investing
       activities                           (249,498)          (475)

Cash flows from financing activities:
  Sale of common stock                       650,000              0

  Dividends paid                             (24,331)             0
       Net cash provided by financing
       activities                            625,669          0.000

Net increase in cash                         198,024         68,901

Cash at beginning of year                    263,693        194,792

Cash at end of year                         $461,717       $263,693







    See accompanying notes to consolidated financial statements.
                                F-6


        HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                   September 30, 2000 and 1999

1. Description of Business

   Organization

   Harrell Hospitality Group, Inc., a Delaware corporation (the _Company_), began operations in 1959. The Company changed its name from Harrell International, Inc. on March 31, 2000.
    The Company entered into the acquisition, development and management of real estate properties including joint ventures and partnerships (in which its interests would be that of a general partner having substantial involvement in management) beginning December 1990. The Company plans to focus its real estate activities upon purchase, development and management of hotels, and other income-producing properties located in the United States. The Company acquired Hotel Management Group, Inc. (_HMG_) in August 1992. The Company has five other wholly-owned subsidiaries _ see Note 5.

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

        HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


2. Summary of Significant Accounting Policies (Continued)

   Income Taxes

   The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, _Accounting for Income Taxes_ (SFAS 109) which utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

   Reclassification

   The 1999 financial statements have been reclassified to confirm to the 2000 presentation.

   Earnings Per Common Share

   The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company has no potential dilutive securities outstanding, the accompanying presentation is only of basic earnings per share. The Company's Board of
   Directors has authorized a common stock split of five-for-one, effective as of September 1, 2000. All share and per share amounts in the accompanying financial statements have been retroactively adjusted for the split.

   Foreign Currency Translation

   The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, _Foreign Currency Translation,_ foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates

        HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

   of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.



3. Investments in Marketable Securities

   Marketable securities at September 30, 2000 consist of common stocks. Statement of Financial Accounting Standards No. 115, _Accounting for Certain Investments in Debt and Equity Securities_ (FAS 115) requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re-evaluated at each balance sheet date. The Company's marketable equity securities are classified as trading securities. Marketable equity securities trading securities are carried at fair value, with unrealized gains and losses are reported in the income statement. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices.

4. Preferred Stock Transaction

   By agreement with Businesship International (_Businesship_) dated September 27, 1996, the outstanding balance of a certain note of $243,331, including accrued interest of $26,398, was converted into preferred stock to be issued by the Company. The preferred shares were from a new class of stock authorized by the Company and are nonvoting, non-convertible and will pay a 10% dividend ($24,331 annually), beginning with the year ended September 30, 1996. The Company shall have the right, but not the obligation, to redeem the shares at any time at par value.

5. Acquisition of Hotel Management Group

   In August  1992, the Company purchased 100% of the issued  and
   outstanding  common  stock of  HMG.   HMG  is engaged  in  the
   business of managing the general operations of hotels and providing them with accounting services.

   Harrell Hospitality Group _ California, Inc.

   Effective January 1, 1994, HMG formed a wholly-owned subsidiary, Harrell Hospitality Group _ California, Inc. (formerly Hotel Management Group - California, Inc.) (_HHG - California_), to hold the management contract for the

        HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

   operations  of the Biltmore Hotel  and Suites in Santa  Clara,
   California.   HHG  _ California  now also  manages the  Rancho
   Santa Barbara Marriott.






5. Acquisition of Hotel Management Group (Continued)

   Hotel Management Group _ Tennessee, Inc.

   Effective September 23, 1996, HMG formed a wholly-owned subsidiary, Hotel Management Group _ Tennessee, Inc. (_HMG _ Tennessee_), to hold the management contract for the Sheraton Four Points Hotel in Memphis, Tennessee. The Company also had a limited partnership interest in the hotel. (See Note 6.)

   Hotel Management Group _ Oklahoma, Inc.

   Effective May 20, 1997, HMG formed a wholly-owned subsidiary, Hotel Management Group _ Oklahoma, Inc. (_HMG _ Oklahoma_), to hold the management contract for the Ramada Inn in Tulsa,
   Oklahoma. The Company also had a limited partnership interest in the hotel. (See Note 6.)

   Hotel Management Group _ Virginia, Inc.

   On  February 17, 1998,  HMG formed a wholly-owned  subsidiary,
   Hotel   Management  Group  _   Virginia,  Inc.  to  hold   the
   management contract for the Chamberlin Hotel in Hampton, Virginia which was managed until November 6, 1998.

   H. M. Group _ Alabama, Inc.

   On  December 1,  1998, H.M. Group  _ Alabama,  Inc., a  wholly owned  subsidiary  of  HMG,  assumed  the  management  of  the
   Governors  House  Hotel   in  Montgomery,  Alabama  which  was
   managed until September 6, 2000.

6. Hotel Investments

   Tennessee Hotel Project

   On October 17, 1996 the Company purchased, for $100,000, a minority limited partnership interest in the Sheraton Four Points Hotel, located near the Memphis Airport in Memphis, Tennessee and a subsidiary of the Company was contracted to manage the hotel.

        HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


   The Company completed negotiations for the sale of its limited partnership interest in the hotel, received the return of its investment on April 3, 1998, and resigned as manager.





6. Hotel Investments (Continued)

   Tulsa Hotel Project

    On June 4, 1997, the Company acquired a limited partnership interest in the Ramada Inn, located on I-44 in Tulsa, Oklahoma. At the same closing a subsidiary of the Company contracted with the new ownership to manage the hotel.

    On June 3, 1998, the Company sold its interest in the hotel and resigned as manager of the hotel.

7. Income Taxes

   As of September 30, 2000, the Company had net operating loss carryforwards of approximately $1,843,444 for book and tax purposes. Unused operating loss carryforwards may provide future tax benefits, although there can be no assurance that these net operating losses can be recognized in the future. Accordingly, deferred tax assets have been offset in the accompanying financial statements by a valuation allowance.

   The loss carryforwards expire as follows:

          Year of                         Operating Loss
        Expiration                  Carryforward Expirations

          2002                             $    31,444
          2003                                  26,000
          2004                               1,116,000
          2005                                 278,000
          2006                                  35,000
          2007                                 134,000
          2008                                 105,000
          2009                                 118,000

                                            $1,843,444

        HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


8. Commitments and Contingencies

   Leases

   The Company leases its office facilities from an unrelated party. The lease expires in February, 2003. The Company also leases an off-site storage facility on a month-to-month basis. Rental expense for the years ended September 30, 2000 and 1999 amounted to $87,760 and $29,290, respectively.

8. Commitments and Contingencies (Continued)

    Lease commitments are as follows:

          2001                                 $63,360
          2002                                  63,442
          2003                                  27,007

   Concentration of Credit Risk

   The  Company  invests its  cash  and certificates  of  deposit primarily in deposits  with major banks.  Certain deposits, at
   times,  are  in  excess  of federally  insured  limits.    The
   Company has not incurred losses related to its cash.

9. Management Fee Revenues

   The Company received approximately 80% and 81% of gross management revenues from the Biltmore Hotel in California for the years ended September 30, 2000 and 1999, respectively.

10.
   Shareholders' Equity

   On November 23, 1999, the Company entered into a Stock Acquisition and Option Agreement (the _Stock Agreement_) with Merchant Capital Holdings, Ltd. (_MCH_), a British Virgin Islands Company, whereby MCH agreed to buy 5,000,000 shares of the Company's Class A Common Stock for US$.20 per share. MCH also received certain options to purchase additional shares of Class A Common Stock. MCH has funded the first 1,875,000 share purchase before September 30, 2000 and requested an extension of time to acquire the remaining 3,125,000 shares. Subsequent to September 30, 2000, MCH has acquired an additional 625,000 shares of its obligation under the Stock Agreement. As part of the Stock Agreement, two advisors of MCH, Geoffrey Dart (_Dart_) and Gerard Thompson (_Thompson_) were appointed to the Board of Directors of the Company, with Dart appointed as Chairman of the Board. In connection with the transactions contemplated under the Stock Agreement, the Company, MCH, Norman L. Marks (and his family

        HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

   affiliates) and Paul L. Barham (and his family affiliates) entered into a Shareholders Agreement, providing for certain transfer restrictions and voting agreements, on the Class A Common Stock held by certain of the parties. Also, MCH required, as part of the Stock Agreement, that two Employment Agreements be entered into between the Company and Norman Marks and Paul Barham.




10.
   Shareholders' Equity (Continued)

   The Company's Board of Directors has authorized a common stock split of five-for-one, effective as of September 1, 2000. All share and per share amounts in the accompanying financial statements and notes have been retroactively adjusted for the split. The par value for common stock was also changed to $.002 per share and authorized Class A common shares were increased to 100,000,000.

11.
   Stock Options

   In connection with the Stock Agreement (Note 10), MCH will be granted options to purchase an additional 5,000,000 shares of Class A Common Stock upon receipt by the Company of the initial $1,000,000 investment. All such options are exercisable at a price which begins at $.20 per share in 2000 and escalates $.02 per share each year until the options expire on December 31, 2005. Therefore, under the Stock Agreement, MCH has agreed to purchase 5,000,000 shares, and, if it does so, will also hold options to purchase an additional 10,000,000 shares.

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


   In October 1995, the Financial Accounting Standards Board (_FASB_) issued SFAS 123, _Accounting for Stock-Based Compensation._ SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation

        HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

   plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, _Accounting for Stock Issued to Employees._

   Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to
1. Stock Options (Continued)


   measure  compensation cost,  including  options issued,  under
   Opinion  25.   Under this  method, there  was no  compensation
   expense for the year ended September 30, 2000.

   Pro forma disclosures as required by SFAS 123 for the year ended September 30, 2000 are as follows:

     Net income                    $106,208
     Net income per share          $   0.02