Form 10QSB
period 2000-12-31
HARRELL HOSPITALITY GROUP INC
filed 2001-02-14
CIK 45694

SECURITY AND EXCHANGE COMMISSION
                           WASHINGTON, DC. 20549

                               FORM 10 - QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2000        Commission File No:  0-2661

                      Harrell Hospitality Group, Inc.
     (Exact name of small business issuer as specified in its charter)
                     Delaware              13-1946181
 (State of jurisdiction of incorporation) (I.R.S. Employer identification
                                   No.)
        16475 North Dallas Parkway, Suite 410, Addison, Texas 75001
                 (Address of Principal executive offices)
                              (972) 380-0273
                        (issuer's telephone number)

 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                           PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                                Yes    X    No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

          The number of shares outstanding of the registrant's Class A, $.002 par value common stock as of December 31, 2000, was 7,932,900. The number of shares outstanding of the registrant's $1.00 par value preferred stock as of December 31, 2000 was 243,331.

     The number of shares shown above reflect the 5 for 1 split of common stock declared by the Board of Directors on September 1, 2000.

               Transitional Small Business Disclosure Format

                                Yes         No    X

                      HARRELL HOSPITALITY GROUP, INC.


                                   INDEX




Part I - FINANCIAL INFORMATION  .....................                     3

     Item 1    FINANCIAL STATEMENTS ...................                   3

          INDEPENDENT ACCOUNTANT'S REVIEW REPORT  ............            3

          CONSOLIDATED BALANCE SHEETS ..................                  4

          CONSOLIDATED STATEMENT OF OPERATIONS  .............             5

          CONSOLIDATED STATEMENT OF CASH FLOWS  .............             6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  ..........          7

     Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  ...........           9

Part II.  OTHER INFORMATION ......................                       12

SIGNATURES  ..............................                               13

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  Board of Directors
  Harrell Hospitality Group, Inc. and subsidiaries


  We have reviewed the accompanying consolidated balance sheets of Harrell Hospitality Group, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statement of operations and the statement of cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

  We conducted our review in accordance with standards established by the America Institute of Certified Public Accountants. A review of interim financial information consists principally of analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Harrell Hospitality Group, Inc. and subsidiaries as of September 30, 2000, and the related statements of operations and cash flows for the year then ended (not presented separately herein), and in our report dated November 29, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                        Jackson & Rhodes P.C.




  Dallas, Texas
  February 9, 2001

Part I - FINANCIAL INFORMATION  Item 1  FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2000 and September 30, 2000


                                      December        September
                                      31, 2000        30, 2000
                                     (Unaudited       (Audited)
                                          )
             ASSETS
Current Assets
Cash                              $    458,633    $     461,717
Accounts Receivable                    103,517          101,072
Marketable Securities                  600,443          603,859
Other Current Assets                    35,649           27,891

   Total Current Assets              1,198,242        1,194,539
Investment in Joint Ventures             1,850            1,850
Furniture & Equipment (Net)             12,416            6,100
   Total Assets                   $  1,212,508    $   1,202,489
   LIABILITIES & STOCKHOLDERS'
             EQUITY
Current Liabilities:
Accounts Payable and Accrued      $     73,181    $      63,006
Liabilities
Dividends Payable                            0           24,331
Accrued Salaries and Payroll                 0                0
Taxes

   Total Current Liabilities            73,181           87,337
   Total Liabilities                    73,181           87,337
Stockholders' Equity:
Preferred Stock                        243,331          243,331
Common Stock:
Class A $.002 par value,                15,866           14,616
100,000,000 shares authorized,
7,932,900 and 7,307,900 issued
and outstanding
Additional Paid-in Capital           2,846,187        2,722,437
Accumulated Equity                   (1,969,695      (1,856,336)
                                              )

Cumulative translation                   3,638           (8,896)
adjustment
   Total Stockholders' Deficit       1,139,327        1,115,152
   Total Liabilities &            $  1,212,508    $   1,202,489
Stockholders' Equity

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended December 31


                                        2000            1999
Revenues:
  Management Fees                 $      123,044   $     115,236
  Hotel expense reimbursements         1,616,175       1,513,072
  Other Income                             8,827          12,318
  Total Revenues                  $    1,748,046   $   1,640,625


Expenses:
  Employee Compensation &         $    1,734,178   $   1,623,283
Related
  General & Administrative               127,229          33,465
Expenses
  Total Expenses                  $    1,861,407   $   1,656,748

Loss before Income Taxes          $     (113,361)  $     (16,122)

Provision for Income Taxes                     0               0


Net Loss                          $     (113,361)  $     (16,122)


Net Loss per common share                  (0.01)         (0.00)
Weighted average number of             7,749,476       5,487,295
shares outstanding

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended December 31


Cash Flows from Operating               2000            1999
Activities:

Net Loss                          $     (113,361)  $     (16,122)


Adjustments to reconcile the
  Net Loss to Net Cash Used for
  Operating Activities:

Depreciation Expense                         830           1,224

Changes in Assets and
Liabilities:
  Accounts Receivable                     (2,445)         15,155
  Other Current Assets                    (7,758)         (1,650)
  Accounts Payable  & Accrued            (14,154)        (29,925)
Liabilities

  Accrued Salaries and Related                 0          (6,632)

Net Cash Used by Operations             (136,888)        (37,950)

Cash Flows from Investing
Activities:
Purchase of Furniture and                 (7,146)           (540)
Equipment

Cash Flows from Financing
Activities:
Sale of Marketable Securities     $       15,950   $

Sale of Common Stock                     125,000         250,000

Net Cash from Financing                  140,950         250,000
Activities

Net Increase in Cash              $       (3,084)  $     211,510

Cash at Beginning of Period       $      461,717   $     263,694
Cash at End of Period                    458,633         475,204

Net Increase in Cash              $       (3,084)  $     211,510

HARRELL HOSPITALITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  PRINCIPLES OF DISCLOSURE

The balance sheet as of December 31, 2000, and the related statements of income and cash flows for the three month periods ended December 31, 2000 and 1999, are consolidated with the company's wholly-owned subsidiary (Hotel Management Group, Inc.), and its wholly owned subsidiaries Harrell Hospitality Group (California), a/k/a Hotel Management Group California, Inc., Hotel Management Group (Tennessee) , Hotel Management Group (Oklahoma) Hotel Management Group (Virginia), H M Group (Alabama), and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2000 included in the Company's Annual report on form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.
In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

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

On September 1, 2000 the Board declared a five-for-one split of the Company's Class A Common Stock. By amendment of the articles dated October 23, 2000, the par value of the Class A Common Stock was changed to $0.002 per share, and the number of authorized shares of Class A Common Stock was increased to 100,000,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


1.   Hotel Management Group, Inc.  (HMG)

  The Company's wholly owned subsidiary (HMG) has the following wholly owned subsidiaries:

     Harrell Hospitality Group - California, Inc. (HHG(CA)) (also known as
     Hotel          Management Group - California, Inc.)
     Hotel Management Group - Mississippi, Inc. (HMG(MS))
     Hotel Management Group - Tennessee, Inc. (HMG(TN))
     Hotel Management Group - Oklahoma, Inc. (HMG(OK))
     Hotel Management Group - Virginia, Inc. (HMG(VA))
     H M Group - Alabama, Inc. (HMG(AL))

  The following reflects a summary of the results of operations for the three months ended December 31, 2000, and is fully consolidated with HMG, HHG(CA) HMG(TN), HMG(OK), HMG(VA), and HMG(AL).

                               Three Months


                        Total         $
                                      1,748,046
                        Revenues
                        Total         $
                                      1,861,407
                        Expenses

                        Net Loss      $(113,361)

  Revenues

  Revenues for the three months ended December 31, 2000 were approximately 6.5% higher than the same quarter of the prior year . Revenues for the quarter are not indicative of revenues for the year because of the seasonal nature of the management fee income earned from the management of the Rancho Santa Barbara Marriott.

  Expenses

  During the quarter the Company incurred extraordinary expenses associated with its office move, the stock reorganization and split, and an employee related issue, totaling approximately $15,000.

  Additionally, the Company incurred approximately $10,000 in the development of and the opportunity for the investment in and management of the three Hilton Garden Inns.

  Other expenses, totaling approximately $41,000, were incurred by the

  Company in furtherance of the goals of the Company to develop management and investment opportunities in the United States and the United Kingdom. These expenditures were consciously committed for the future growth of the Company.

  During the quarter, the management contracts for the Biltmore Hotel and Suites and the Rancho Santa Barbara Marriott were renewed, each for a further two year period.

2. On December 1, 1998, HMG(AL) entered into a management agreement to manage the Governors House Hotel and Conference Center in Montgomery, Alabama. Under the agreement, HMG(AL) received a management fee of $5,000 per month for the first year and $4,500 per month for the second year, with additional incentive fees based on achieving performance goals. The contract was terminated by mutual agreement on September 6, 2000.

3. On February 9, 2000 the Athena Gardens Apartments were sold. As a result of that transaction, the contract to manage the property was terminated.

4. At the end of the quarter HMG managed two hotels. The license agreements for the three Hilton Garden Inn development projects have been signed between the developer and Hilton Hotels. The partnership and management agreements are being finalized. Construction is expected to commence on at least two of the three hotels, and possibly all three, in the second quarter of 2001.

  A substantial amount of time and effort was given by the executives of the Company to the location of additional management contracts. The Company has retained the services of two consulting companies to assist in the search for equity and additional management opportunities.

5. Harrell International, Inc. changed its name to Harrell Hospitality Group, Inc., effective April 1, 2000. Hotel Management Group
     California, Inc., added an assumed name of to Harrell Hospitality Group California, Inc., on the same date.

6. Except for the historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
     Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company will be successful in achieving revenues from the proposed Hilton Garden Inns. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to whether the management agreements for the Hilton Garden Inns are executed and whether construction begins on the hotels. The forward looking-statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

Part II.  OTHER INFORMATION

Item 1.   Legal.

  There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Registrant during the quarter ended December 31, 2000.

Item 2.   Change in Securities.

  625,000 shares of the Company's Class A Common Stock were issued on October 27, 2000 to Gerard Thompson in a private transaction, exempt under Section 4(2) of the 1933 Securities Act. The shares were issued in exchange for $125,000 purchase price. No commissions were paid.

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

Item 6.   Exhibits and Reports on Form 8-K.

  (a) No report on Form 8-K was filed by the Registrant for the quarter ended
     December 31, 2000.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.


                                 HARRELL HOSPITALITY GROUP,
                                 INC.


Date:                            // Paul L. Barham //

                                 Paul L. Barham
                                 Chief Executive Officer and
                                 Director