Form 10QSB
period 2001-03-31
HARRELL HOSPITALITY GROUP INC
filed 2001-05-16
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No: 0-2661

Harrell Hospitality Group, Inc. .

(Exact name of small business issuer as specified in its charter)

Delaware 13-1946181 (State of jurisdiction of incorporation) (IRS Employer identification No.)

16475 North Dallas Parkway, Suite 410, Addison, Texas 75001

(Address of principal executive offices)

(972) 380-0273

(Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Class A, $.002 par value common stock as of March 31, 2001, was 8,182,900. The number of shares outstanding of the registrant's $1.00 par value preferred stock as of March 31, 2001 was 243,331.

The number of shares shown above reflect the 5 for 1 split of common stock declared by the Board of Directors on September 1, 2000.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

HARRELL HOSPITALITY GROUP, INC.

INDEX

  Part I - FINANCIAL INFORMATION4

  Item 1 FINANCIAL STATEMENTS4

INDEPENDENT ACCOUNTANT'S REVIEW REPORT4

CONSOLIDATED BALANCE SHEETS5

CONSOLIDATED STATEMENT OF OPERATIONS6

CONSOLIDATED STATEMENT OF CASH FLOWS7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS8

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS10

Part II. OTHER INFORMATION13

SIGNATURES14

  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  Board of Directors
  Harrell International, Inc. and subsidiaries
  We have reviewed the accompanying consolidated balance sheets of Harrell International, Inc. and subsidiaries as of March 31, 2001, and the related consolidated statement of operations for the three and six month periods then ended and the statement of cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.
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
  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Harrell International, Inc. and subsidiaries as of September 30, 2000, and the related statements of operations and cash flows for the year then ended (not presented separately herein), and in our report dated November 29, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.
  Jackson & Rhodes P.C.
  Dallas, Texas
  May 14, 2001

Part I - FINANCIAL INFORMATION Item 1 FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2001 (Unaudited)	September 30, 2000 (Audited)
ASSETS
Current Assets
Cash	$343,715	$461,717
Accounts Receivable	83,510	101,072
Marketable Securities	440,245	603,859
Other Current Assets	45,994	27,891
Total Current Assets	913,464	1,194,539
Investment in Joint Ventures	1,850	1,850
Furniture & Equipment (Net)	12,534	6,100
Total Assets	$927,848	$1,202,489
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$79,050	$63,006
Dividends Payable	0	24,331
Total Current Liabilities	79,050	87,337
Total Liabilities	79,050	87,337
Stockholders' Equity:
Preferred Stock	243,331	243,331
Common Stock:
Class A $.002 par value, 100,000,000 shares authorized, 8,182,900 and 7,307,900 issued and outstanding	16,366	14,616
Additional Paid-in Capital	2,853,895	2,722,437
Accumulated Equity	(2,241,250)	(1,856,336)
Cumulative translation adjustment	(23,544)	(8,896)
Total Stockholders' Deficit	848,798	1,115,152
Total Liabilities & Stockholders' Equity	$927,848	$1,202,489

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31		For the Six Months Ended March 31
	2001	2000	2001	2000
Revenues:
Management Fees	$112,263	$142,198	$235,307	$257,434
Hotel expense reimbursements	1,477,084	1,636,070	3,093,259	3,149,142
Other Income	5,879	5,995	14,707	18,312
Total Revenues	$1,595,226	$1,784,263	$3,343,273	$3,424,888

Expenses:
Employee Compensation & Related	$1,598,067	$1,754,250	$3,332,246	$3,377,532
General & Administrative Expenses	135,699	90,135	262,927	123,600
Total Expenses	$1,733,766	$1,844,385	$3,595,173	$3,501,132

Operating Loss	$(138,540)	$(60,122)	$(251,900)	$(76,244)

Unrealized Gain (Loss) on Securities	(133,015)	0	(133,015)	0

Net Loss	$(271,555)	$(60,122)	$(384,915)	$(76,244)

Net Loss per common share	(0.03)	(0.01)	(0.05)	(0.01)
Weighted average number of shares outstanding	8,135,678	6,132,900	7,902,680	5,693,350

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended March 31

Cash Flows from Operating Activities:	2001	2000

Net Loss	$(384,915)	$(76,244)

Adjustments to reconcile the Net Loss to Net Cash Used for Operating Activities:

Depreciation Expense	1,868	2,467
Issuance of Common Stock for Services Rendered	8,207
Change in Marketable Securities	133,015	0

Changes in Assets and Liabilities:
Accounts Receivable	17,562	(24,969)
Other Current Assets	(18,103)	(20,490)
Accounts Payable & Accrued Liabilities	(8,284)	11,409
Accrued Salaries and Related	0	(6,632)

Net Cash Used by Operations	(250,650)	(114,459)

Cash Flows from Investing Activities:
Purchase of Furniture and Equipment	(8,302)	(541)

Cash Flows from Financing Activities:
Sale of Marketable Securities	$15,950	$0
Sale of Common Stock	125,000	250,000

Net Cash from Financing Activities	140,950	250,000

Net Increase in Cash	$(118,002)	$135,000

Cash at Beginning of Period	$461,717	$263,694
Cash at End of Period	343,715	398,694
Net Increase (Decrease) in Cash	$(118,002)	$135,000

HARRELL HOSPITALITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF DISCLOSURE

The balance sheet as of March 31, 2001, and the related statements of income and cash flows for the three month and six month periods ended March 31, 2001 and 2000, are consolidated with the company's wholly-owned subsidiary (Hotel Management Group, Inc.), and its wholly owned subsidiaries Harrell Hospitality Group (California), a/k/a Hotel Management Group California, Inc., Hotel Management Group (Tennessee), Hotel Management Group (Oklahoma), Hotel Management Group (Virginia), H M Group (Alabama), and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2000 included in the Company's Annual report on form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

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

On April 12, 2001 the Board of Directors approved an amendment to the Stock Agreement to accept certain shares of Cybertec Holding, PLC, having a value of approximately $600,000 and MCH's business development efforts as satisfaction of MCH's remaining obligations under the Stock Agreement.

3. NAME CHANGE

On April 1, 2000, the Company changed its name to Harrell Hospitality Group, Inc. The name of the Company was changed to reflect the focus of the Company on hotel related services and business. Management believes Harrell Hospitality Group, Inc. more accurately indicates the nature of the Company's business and believes that this will aid the marketing efforts of the Company.

4. STOCK SPLIT

On September 1, 2000 the Board declared a five-for-one split of the Company's Class A Common Stock. By amendment of the articles dated October 23, 2000, the par value of the Class A Common Stock was changed to $0.002 per share, and the number of authorized shares of Class A Common Stock was increased to 100,000,000.

5. PROPOSED INVESTMENT IN ENERGY TECHNIQUE ("ET")

On March 15, 2001 the Company entered into a Heads of Agreement whereby, as part of a consortium, the Company will acquire approximately 17% of the outstanding common stock of Energy Technique, PLC, a United Kingdom publicly quoted energy related company. The Company intends to use part of the Cybertec Holdings, PLC stock that the Company owns to acquire the stock in ET for a total cost equal to £333,000 (approximately $500,000) worth of Cybertec stock.

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
  Hotel Management Group - Mississippi, Inc. (HMG(MS))
  Hotel Management Group - Tennessee, Inc. (HMG(TN))
  Hotel Management Group - Oklahoma, Inc. (HMG(OK))
  Hotel Management Group - Virginia, Inc. (HMG(VA))
  H M Group - Alabama, Inc. (HMG(AL))

  The following reflects a summary of the results of operations for the six months ended March 31, 2001, and is fully consolidated with HMG, HHG(CA) HMG(TN), HMG(OK), HMG(VA), and HMG(AL).

Six Months

Total Revenues	$3,343,273
Total Expenses	$3,595,173
Net Loss	$(384,915)

  a. Revenues

  Operational revenues from the California hotels have increased 8% for the six month period ending March 31, 2001. Total revenues have decreased because of the termination of the Alabama hotel contract, canceled as a result of the sale of the hotel to a third party. That contract had accounted for $25,650 in revenues in the prior year.

  b. Expenses

  The Company continued its commitment to the development of new business in the United States and the United Kingdom. Toward that end, expenses were incurred in excess of prior year levels. Specifically, nearly $45,000 more was expended for contract fees, consulting fees and legal fees in the six months ending March 31, 2001 compared to the same period in the year 2000. Similarly, nearly $33,000 more was expended in travel and related expenses in the same period. A significant portion of the legal expenses and travel expenses related to targeted endeavors that are intended to yield future management, partnership or ownership opportunities. If those contracts are realized, a portion of the expenses incurred to date will be either recovered or capitalized.

  The net results of the period ending March 31, 2001 were negatively affected by the unrealized loss of $133,015 on the value of marketable securities held on the balance sheet. Subsequent to the period end, within a few days thereafter, the price of the securities held had increased such that the unrealized loss was offset by a gain in the same security for a similar amount.

The commitment of the Company towards future development yielded two agreements in the quarter ending March 31, 2001.

    * The first was a strategic alliance with Rotch Property Group ("Rotch"), a property ownership group based in the United Kingdom. The agreement calls for Rotch to engage the Company in consulting, oversight, management and review functions relating to hotel assets, as well as assist the company in securing hotel acquisitions.
    * The second was a Heads of Agreement to purchase, as a member of a consortium of companies, an interest in an energy related company based in the United Kingdom. (See Note 5 to the Consolidated Financial Statements.)

  2. On December 1, 1998, HMG(AL) entered into a management agreement to manage the Governors House Hotel and Conference Center in Montgomery, Alabama. Under the agreement, HMG(AL) received a management fee of $5,000 per month for the first year and $4,500 per month for the second year, with additional incentive fees based on achieving performance goals. The contract was terminated by mutual agreement on September 6, 2000 shortly before the hotel was sold to a third party.

  3. On February 9, 2000 the Athena Gardens Apartments were sold. As a result of that transaction, the contract to manage the property was terminated.

  4. At the end of the quarter HMG managed two hotels. The license agreements for the three Hilton Garden Inn development projects that are the subject of the agreements between the Company and Commercial Development Group, Inc., of Nashville, Tennessee as developer, have been signed between the developer and Hilton Hotels. The partnership and management agreements are being finalized. Construction is expected to commence on at least two of the three hotels, and possibly all three, in the second quarter of 2001.

  A substantial amount of time and effort was given by the executives of the Company to the location of additional management contracts. The Company has retained the services of two consulting companies to assist in the search for equity and additional management opportunities.

  5. Except for the historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward- looking statements include, but are not limited to (i) whether the Company will be successful in achieving revenues from the proposed Hilton Garden Inns and (ii) whether the Company, as part of the consortium, will be successful in acquiring an interest in Energy Technique, PLC, (iii) whether the unrealized loss on the Cybertec stock will continue to be offset by a subsequent unrealized gain in that stock, (iv) whether the increased expenditures on business development and travel will result in additional revenue producing contracts, and (v) whether the agreement with Rotch will yield revenue to the Company. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to whether the management agreements for the Hilton Garden Inns are executed and whether construction begins on the hotels and the risks of market fluctuations in any securities held by the Company. The forward looking-statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

Part II. OTHER INFORMATION

Item 1. Legal.

There were no material legal proceedings, either ongoing, instituted by or against, or otherwise involving the Registrant during the quarter ended March 31, 2001.

Item 2. Change in Securities.

  On January 17, 2001, the Company issued 250,000 shares of its Class A Common Stock, par value $0.002 per share, to Halter Financial Group, Inc., a Texas corporation ("Halter"). These shares were issued in exchange for the obligation to be undertaken by Halter pursuant to that certain Services Agreement dated November 17, 2000, between the Company and Halter. Halter is to assist the Company in its dealings with market makers in the Company's stocks, brokerage professionals, investment bankers, and shareholder communications. These shares were not registered with the Securities and Exchange Commission or under any state securities law and were exempt from federal registration under Regulation D and Section 4(2) of the Securities Act of 1933. The sale was a privately negotiated transaction with Halter employing no advertising, and the Company relied on the written representations of Halter as to its investment intent and investor suitability.

Item 3. Defaults Upon Senior Securities.

  There were no defaults or material arrearages in payment of dividends on Company's Preferred Stock.

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

March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

HARRELL HOSPITALITY GROUP, INC.
Date:	// Paul L. Barham //
Paul L. Barham Chief Executive Officer and Director