Form 10QSB
period 2001-06-30
HARRELL HOSPITALITY GROUP INC
filed 2001-08-14
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No: 0-2661

Harrell Hospitality Group, Inc. .

(Exact name of small business issuer as specified in its charter)

Delaware 13_1946181 (State of jurisdiction of incorporation) (IRS Employer identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2001, the issuer had outstanding 10,882,900 of Class A common stock, $.002 par value per share.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  Board of Directors
  Harrell International, Inc. and subsidiaries
  We have reviewed the accompanying consolidated balance sheets of Harrell International, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statement of operations for the three and nine month periods then ended and the statement of cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.
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
  August 13, 2001

HARRELL HOSPITALITY GROUP, INC.

Part I - FINANCIAL INFORMATION Item 1 FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2001 and September 30, 2000

	June 30, 2001 (Unaudited)	September 30, 2000 (Audited)
ASSETS
Current Assets
Cash	$210,830	$461,717
Accounts Receivable	93,460	101,072
Marketable Securities	1,333,838	603,859
Other Current Assets	39,957	27,891
Total Current Assets	1,678,084	1,194,539
Investment in Joint Ventures	1,850	1,850
Furniture & Equipment (Net)	11,508	6,100
Total Assets	$1,691,443	$1,202,489
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$118,006	$63,006
Dividends Payable	0	24,331
Total Current Liabilities	118,006	87,337
Total Liabilities	118,006	87,337
Stockholders' Equity:
Preferred Stock	243,331	243,331
Common Stock:
Class A $.002 par value, 9,000,000 shares authorized, 10,882,900 and 7,307,900 issued and outstanding	21,766	14,616
Class B $.01 par value, 1,000,000 shares authorized, No shares issued and outstanding
Additional Paid-in Capital	3,349,920	2,722,437
Accumulated Equity	(1,983,341)	(1,856,336)
Cumulative translation adjustment	(58,239)	(8,896)
Total Stockholders' Deficit	1,573,437	1,115,152
Total Liabilities & Stockholders' Equity	$1,691,443	$1,202,489

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended June 30		For the Nine Months Ended June 30
2001	2000	2001	2000

Revenues:
Management Fees	$109,531	$172,758	$344,838	$430,192
Hotel expense reimbursements	1,386,581	1,658,874	4,479,840	4,808,016
Other Income	5,648	4,562	20,355	22,875
Total Revenues	1,501,760	1,836,194	4,845,033	5,261,083

Expenses:
Employee Compensation & Related	1,507,465	1,764,457	4,839,711	5,141,989
General & Administrative Expenses	132,150	106,147	395,077	229,747
Total Expenses	1,639,615	1,870,604	5,234,788	5,371,736

Loss before Income Taxes	(137,855)	(34,410)	(389,754)	(110,653)

Unrealized Gain on Securities	395,764	0	262,748	0

Net Income (Loss)	$257,909	$(34,410)	$(127,006)	$(110,653)

Income (Loss) per common share	$0.02	$0.01	$0.01	$0.02
Weighted average number of shares outstanding	9,718,065	6,132,900	8,468,889	6,132,900

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended June 30

Cash Flows from Operating Activities:	2001	2000

Net Loss	$(127,006)	$(110,653)

Adjustments to reconcile the Net Loss to Net Cash Used for Operating Activities:
Depreciation Expense	2,894	3,492
Issuance of Common Stock for Services Rendered	8,207
Change in Marketable Securities	(295,272)
Changes in Assets and Liabilities:
Accounts Receivable	7,613	(22,957)
Current Assets	(12,066)	(11,095)
Accounts Payable and Accrued Liabilities	30,671	6,394

Net Cash Used by Operations	(384,960)	(134,820)

Cash Flows from Investing Activities:
Purchase of Furniture and Equipment	(8,302)	(541)

Cash Flows from Financing Activities:
Sale of Marketable Securities	15,950
Sale of Common Stock	126,425	250,000
Net Increase (Decrease) in Cash	$(250,887)	$114,639

Cash at Beginning of Period	$461,717	$263,694
Cash at End of Period	210,830	378,332
Net Increase (Decrease) in Cash	$(250,887)	$114,638

Non cash activities:

See Note 2 for information regarding non-cash issuance of shares.

HARRELL HOSPITALITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF DISCLOSURE

The balance sheet as of June 30, 2001, and the related statements of income and cash flows for the three month and nine month periods ended June 30, 2001 and 2000, are consolidated with the company's wholly owned subsidiary (Hotel Management Group, Inc.), and its wholly owned subsidiaries Harrell Hospitality Group (California), a/k/a Hotel Management Group California, Inc., Hotel Management Group (Tennessee), Hotel Management Group (Oklahoma), Hotel Management Group (Virginia), H M Group (Alabama), and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2000 included in the Company's Annual report on form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10- KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

2. STOCK ACQUISITION AND OPTION AGREEMENT

On November 23, 1999, the Company entered into a Stock Acquisition and Option Agreement (the "Stock Agreement") with Merchant Capital Holdings, Ltd. ("MCH"), a British Virgin Islands Company, whereby MCH agreed to buy shares of the Company's Class A Common Stock for a total price of US$1,000,000, and the Company agreed to issue certain options to purchase additional shares. At the closing of the Stock Agreement, MCH tendered to the Company $250,000 as the first installment of its stock purchase. As part of the Stock Agreement, two advisors of MCH, Geoffrey Dart ("Dart") and Gerard Thompson ("Thompson") were appointed to the Board of Directors of the Company, with Dart appointed as Chairman of the Board. In connection with the transactions contemplated under the Stock Agreement, the Company, MCH, Norman L. Marks (and his family affiliates) and Paul L. Barham (and his family affiliates) entered into a Shareholders Agreement, providing for certain transfer restrictions and voting agreements, on the Class A Common Stock held by certain of the parties. Also, MCH required, as part of the Stock Agreement, that two Employment Agreements be entered into between the Company and Norman Marks and Paul Barham. Pursuant to the Stock Agreement and the Employment Agreements, Norman Marks and Paul Barham were each granted options to purchase common stock of the Company .

On July 19, 2000, the Board approved an extension of time of 90 days each for the second and third installments of the stock purchase by MCH in the amounts of $250,000 and $500,000, respectively. As of September 30, 2000, half of the second installment had been received. Subsequent to September 30, 2000, the remaining half of the second installment was received.

On April 12, 2001 the Board of Directors approved an amendment to the Stock Agreement to (i) exchange 842,000 shares of the Company's Class A Common Stock for certain shares of Cybertec Holdings, PLC, having a value at the date of the exchange of not less than $600,000 and (ii) issue to MCH the remaining 1,658,000 shares of the Company's Class A Common Stock that were issuable under the Stock Agreement. Upon closing of the exchange of the Cybertec shares and in recognition of MCH's business development efforts with Rotch Property Group, Ltd ("Rotch") and other companies, MCH's remaining obligations under the Stock Agreement were deemed satisfied and the remaining stock options under the Stock Agreement were issued to MCH, Barham and Marks . The exchange transaction with Cybertec was completed on May 30, 2001, and the Company received shares of Cybertec stock.

Under the terms of the Stock Agreement, when fully completed, MCH had the right to appoint a fifth member to the board of the Company. Accordingly, effective May 31, 2001, Stephen Komlosy, the Chairman of Cybertec Holdings, was elected to the board.

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

5. INVESTMENT IN ENERGY TECHNIQUE, PLC ("ET")

On March 15, 2001 the Company entered into a Heads of Agreement whereby the Company would acquire as a member of a consortium, an interest in a majority of the outstanding common stock of Energy Technique, PLC, a United Kingdom publicly quoted energy related company ("ET"). The Company used 3,323,120 shares of the Cybertec Holdings, PLC stock that the Company owned, to acquire 11,077,066 shares in ET, equating to approximately 15% of the outstanding common stock of ET. The value of the Cybertec stock exchanged was equal to £333,000 (approximately $480,000). The transaction was completed June 14, 2001, at which time, Geoffrey Dart, Chairman of Harrell Hospitality Group was appointed Executive Chairman of ET and Paul Barham and Stephen Komlosy, Directors of Harrell Hospitality Group, were appointed as non-executive directors of ET.

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

Hotel Management Group - Mississippi, Inc. (HMG(MS))

Hotel Management Group - Tennessee, Inc. (HMG(TN))

Hotel Management Group - Oklahoma, Inc. (HMG(OK))

Hotel Management Group - Virginia, Inc. (HMG(VA))

H M Group - Alabama, Inc. (HMG(AL))

  The following reflects a summary of the results of operations for the nine months ended June 30, 2001, and is fully consolidated with HMG, HHG(CA) HMG(TN), HMG(OK), HMG(VA), and HMG(AL).

Nine Months

Total Revenues	4,845,033
Total Expenses	4,972,039
Net Loss	(127,006)

  a. Revenues

  Operational revenues from the California hotels have decreased 9.7% for the nine month period ending June 30, 2001, largely arising from the economic slow down in the Silicon Valley, the Biltmore's market. Total revenues have decreased also because of the termination of the Alabama hotel contract, canceled as a result of the sale of the hotel to a third party. That contract had accounted for $25,650 in revenues in the prior year.

A substantial amount of time and effort was given by the executives of the Company to the location of additional management contracts. The Company has retained the services of two consulting companies to assist in the search for equity and additional management opportunities.

  b. Business Development

  The Company continued its commitment to the development of new business in the United States and the United Kingdom. Toward that end, expenses were incurred in excess of prior year levels. Specifically, nearly $80,000 more was expended for contract fees, consulting fees and legal fees in the nine months ending June 30, 2001 compared to the same period in the year 2000. Similarly, nearly $30,000 more was expended in travel and related expenses in the same period. A significant portion of the legal expenses and travel expenses related to targeted endeavors that are intended to yield future management, partnership or ownership opportunities.

  The commitment of the Company towards future development yielded an agreement of strategic alliance with Rotch Property Group ("Rotch"), a property ownership group based in the United Kingdom. The agreement calls for Rotch to engage the Company in consulting, oversight, management, and review functions relating to hotel assets, as well as assist the Company in securing hotel acquisitions.

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

  4. At the end of the quarter HMG managed two hotels. The license agreements for the three Hilton Garden Inn development projects that are the subject of the agreements between the Company and Commercial Development Group, Inc., of Nashville, Tennessee as developer, have been signed between the developer and Hilton Hotels. The partnership and management agreements are being finalized. Construction has been delayed pending the securing of financing and is now expected to commence on two of the three hotels, possibly all three, in the fourth quarter of 2001.

5. The net results of the quarter ending June 30, 2001 were positively affected by the unrealized gain of $395,764 on the value of marketable securities held on the balance sheet. The Company owns 4,681,880 shares of Cybertec, constituting approximately 8.6% of Cybertec's common equity capital and 11,077,066 shares of ET, constituting approximately 15% of ET's common equity capital. At June 30, 2001 there was an unrealized gain of $104,097 in the Cybertec stock and $291,667 in the ET stock.

  6. Except for the historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward_ looking statements include, but are not limited to (i) whether the Company will be successful in achieving revenues from the proposed Hilton Garden Inns and (ii) whether any unrealized losses on the Cybertec stock or the ET stock will continue to be offset by a subsequent unrealized gain in those stocks, (iii) whether the increased expenditures on business development and travel will result in additional revenue producing contracts, and (iv) whether the agreement with Rotch will yield revenue to the Company. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to whether the management agreements for the Hilton Garden Inns are executed and whether construction begins on the hotels and the risks of market fluctuations in any securities held by the Company. The forward looking-statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

Part II. OTHER INFORMATION

Item 1. Legal.

There were no material legal proceedings, either ongoing, instituted by or against, or otherwise involving the Registrant during the quarter ended June 30, 2001.

Item 2. Change in Securities.

Pursuant to amendments to the Stock Agreement, on May 30, 2001 the Company exchanged 842,000 of its Class A Common Stock, par value $0.002 to Cybertec for 4,355,000 shares of Cybertec Stock, and issued the remaining 1,658,000 shares of Class A Common Stock to MCH. These shares were not registered with the Securities and Exchange Commission or under any state securities law and were exempt from federal registration under Regulation D and Section 4(2) of the Securities Act of 1933. The sale was a privately negotiated transaction with Cybertec and MCH employing no advertising, and the Company relied on the written representations of Cybertec and MCH as to their investment intent and investor suitability.

On May 29, 2001, the Company issued 200,000 shares of its Class A Common Stock, par value $0.002 per share, to Rotch for the sum of £1,000.00 in conjunction with the Strategic Alliance agreement signed between the two companies. These shares were not registered with the Securities and Exchange Commission or under any state securities law and were exempt from federal registration under Regulation D and Section 4(2) of the Securities Act of 1933. The sale was a privately negotiated transaction with Rotch employing no advertising, and the Company relied on the written representations of Rotch as to its investment intent and investor suitability.

Item 3. Defaults Upon Senior Securities.

  There were no defaults or material arrearages in payment of dividends on Company's Preferred Stock.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) Effective as of May 31, 2001, the Board of Directors were elected by written consent (the "Written Consent") of the holders of a majority of the Company's outstanding shares of Class A Common Stock, in lieu of an annual meeting of stockholders.

(b) Pursuant to the Written Consent, the following directors were elected to serve until the next annual election or until their successors are elected and qualified: Paul L. Barham, Norman L. Marks, Geoffrey G. Dart, Gerard M. Thompson, and Stephen Komlosy.

(c) The holders of 6,578,990 shares of Class A Common Stock, constituting 80% of the Class A Common Stock outstanding at the time executed the Written Consent. Other than the election of directors, no other matters were approved in the Written Consent.

Item 5. Other Information.

  The Company changed its name from Harrell International, Inc. to Harrell Hospitality Group, Inc., effective April 1, 2000. The Board of Directors adopted new bylaws for the Company at a board meeting held July 19, 2000.

Item 6. Exhibits and Reports on Form 8-K.

(a) No report on Form 8-K was filed by the Registrant for the quarter ended

June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

HARRELL HOSPITALITY GROUP, INC.
Date:	// Paul L. Barham //
Paul L. Barham Chief Executive Officer and Director