Form 10KSB
period 2001-09-30
HARRELL HOSPITALITY GROUP INC
filed 2001-12-31
CIK 45694

HARRELL HOSPITALITY GROUP, INC.

16475 North Dallas Parkway, Suite 410

Addison, Texas 75001

Form 10-KSB

For the fiscal year ended:

September 30, 2001

Submitted to

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.

Commission File No. 0-2661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB.

[X] ANNUAL REPORT UNDER TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2001

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

[ X]

State issuer's revenues for its most recent fiscal year: $6,113,699.

The aggregate market value of the registrant's Class A Common Stock held by non- affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of December 21, 2001, the last available quotation date: Approximately $3,471,636.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. The number of shares of the registrant's Class A, $.002 par value Common Stock outstanding as of December 21, 2001 was 10,882,900.

PART I

Item I. Description of Business

(A) Business Development: During the last three years the Company has focused on hotel management and in the acquisition, development and management of hotels through joint ventures and partnerships.

(B) Business of the Issuer:

HISTORY

HARRELL HOSPITALITY GROUP, INC. (Formerly HARRELL INTERNATIONAL, INC.) (the "Company") is a Delaware corporation which was originally incorporated in 1959 in Massachusetts under the name of Formula 409, Inc. In 1967, the Company's name was changed to The Harrell Corporation and in 1968 to Harrell International, Inc. The Company changed its state of incorporation from Massachusetts to Delaware in March, 1987. The Company originally manufactured and sold a multipurpose household spray cleaner under the registered trademark "Formula 409." In 1970, the Company sold the rights to "Formula 409" to Clorox Corporation. During the period 1970 to 1983 the Company was primarily engaged in the business of acquiring and operating food and non-food brokers which represented the products of various unrelated manufacturers to either the U. S. Domestic Civilian Market or to the U. S. Military Resale System. In 1983, the Company completed the divestiture of its consumer products brokerage businesses and entered a phase during which its revenues were derived primarily from the collection of receivables acquired in connection with such divestitures.

From 1983 to 1990 the Company was largely inactive, and Wilson Harrell, the president of the Company at that time, sought possible merger candidates. In 1991 and 1992 the Company entered into agreements with Xenex, Inc., now known as Businesship International ("BI"), to make an equity investment in the Company and fund certain loans to the Company.

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

Effective as of September 1, 1996 the Company and BI entered into a Preferred Stock Purchase and Release of Debt Agreement that replaced the debt obligation of the Company with 243,331 shares of $1.00, par value preferred stock (the "Preferred Stock"). The Preferred Stock is non convertible, nonvoting, noncumulative dividend, with dividends of 10% of par value. The Company has the right, but not the obligation, to redeem the Preferred Shares at any time at par value. The Preferred Shares are not registered under federal securities laws or the laws of any state.

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

On July 19, 2000, the Board approved an extension of time of 90 days each for the second and third installments of the stock purchase by MCH in the amounts of $250,000 and $500,000, respectively. As of September 30, 2000, half of the second installment had been received. Subsequent to September 20, 2000, the remaining half of the second installment was received.

On September 1, 2000 the Board declared a five-for-one split of the Company's Class A Common Stock. By amendment of the articles dated October 23, the par value of the Class A Common Stock was changed to $0.002 per share, and the number of authorized shares of Class A Common Stock was increased to 100,000,000.

On April 12, 2001 the Board of Directors approved an amendment to the Stock Agreement to (i) exchange 842,000 shares of the Company's Class A Common Stock for certain shares of Cybertec Holdings, PLC, having a value at the date of the exchange of not less than $600,000 and (ii) issue to MCH the remaining 1,658,000 shares of the Company's Class A Common Stock that were issuable under the Stock Agreement. Upon closing of the exchange of the Cybertec shares and in recognition of MCH's business development efforts with Rotch Property Group, Ltd ("Rotch") and other companies, MCH's remaining obligations under the Stock Agreement were deemed satisfied and the remaining stock options under the Stock Agreement were issued to MCH. The exchange transaction with Cybertec was completed on May 30, 2001, and the Company received shares of Cybertec stock. Pursuant to the terms of the Stock Agreement, the board of directors was thereupon increased to a total of five (5) directors, and Stephen Komlosy was appointed to the board of directors.

OPERATIONS

APARTMENT MANAGEMENT

In late 1992, Hotel Management Group assumed the management of the Athena Gardens Apartments, Athens, Texas, Riviera Apartments, Dallas, Texas, and Villa Martinique Apartments, Irving, Texas. The Riviera Apartments were sold in 1996, the Villa Martinique Apartments were sold in September 1999, and the Athena Gardens Apartments were sold in February, 2000. In the fiscal year ending September 30, 2000. Revenues from apartment management were approximately $14,833 constituting approximately 0.2% of the Company's total revenues for that year.

HOTEL MANAGEMENT

The primary focus of the Company is on hotel management and investment in hotels. At the present time virtually all of the Company's revenue is derived from management contracts to manage two hotels in California. The Company is actively seeking and negotiating additional management contracts with other hotels.

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

Often, management of a hotel is coupled with some degree of ownership in the hotel, so the Company, to be competitive, must be prepared to make an equity investment in a hotel if necessary to comply with a condition to obtaining a management contract. The capital injections by MCH into the Company have been used in large part to locate and develop suitable hotel investments. The Company continues to seek additional sources of debt or equity to use for hotel investment.

Executives of the Company have spent considerable time and effort towards the development of new hotels, the acquisition of management contracts of existing hotels, investment in hotels to be managed by the Company and the securing of equity and debt for these activities.

Through its the board of directors, the Company has established contacts with companies in the United Kingdom, and it has also sought investment opportunities and capital from the United Kingdom. In furtherance of these efforts in the United Kingdom, the Company opened an office in London, England in November 1999. In the last year, the Company has actively sought hotel investment in the United Kingdom and entered into a strategic alliance with Rotch Property Group, Ltd. ("Rotch") in February 2001. Rotch is a privately held real estate company that currently owns several hundred commercial real estate properties, primarily in the United Kingdom and Europe. The agreement calls for Rotch to engage the Company in consulting, oversight, management and review functions relating to hotel assets, as well as Rotch assisting the Company in hotel acquisitions.

The Company further entered into a strategic alliance with Galway Financial Group ("Galway") on December 10, 2001 wherein Galway will provide equity and assist the Company in securing hotel purchase, leasing and management opportunities. Under the memorandum of understanding with Galway, Galway will receive a fee at the time of each hotel acquisition and upon closing of each hotel acquisition will receive shares of Class A Common Stock in the Company. As of December 21, 2001, the final terms of the agreement with Galway are subject to a definitive agreement that is expected to be negotiated in the coming weeks.

Hotel Management Subsidiaries

Hotel Management Group, Inc. ("HMG")

On November 12, 2001 HMG entered into a contract to manage the Columbia Lakes Resort and Conference Center in West Columbia, Texas, a 660 acre, 162 room resort with a Tom Fazio golf course, 15,000 square feet of conference space, 8 tennis courts, a 300 acre lake, and other facilities. HMG's contract is for a 5 year term with HMG receiving a monthly base fee of $7,500 per month plus and incentive fee of 17% of Gross Operating Profit.

Harrell Hospitality Group - California, Inc.("HHG California")

Effective January 1, 1994, Hotel Management Group, Inc. formed a wholly owned subsidiary, Hotel Management Group - California, Inc., ("HMG California") to hold the management contract for the operations of the Biltmore Hotel and Suites in Santa Clara, California. The Biltmore Hotel is a 262 room full service hotel with 8,000 square feet of meeting space. HMG California's management contract is a two-year renewable contract that began in January 1992 and has a current expiration of December 31, 2003. HMG California receives a management fee equal to ten percent (10%) of the hotel's net income pre debt, after a 3% reserve for furniture, fixtures and equipment.

HMG California entered into a management contract of the Rancho Santa Barbara Marriott in May 1995.The Marriott is a 149 room full service hotel with 8,000 square feet of meeting space and health and spa facilities. HMG California's management contract is a two-year renewable contract that began in June 1995 and has a current expiration of December 31, 2003. HMG California receives a management fee equal to ten percent (10%) of the hotel's net income pre-debt, after a 3% reserve for furniture, fixtures and equipment.

Revenues of HMG California for the year ending September 30, 2001 amounted to approximately $6,083,343 constituting approximately 99.5% of the Company's total revenue.

In March 2000, HMG California changed its name to Harrell Hospitality Group - California, Inc.

H.M.Group - Alabama, Inc. ("HMG Alabama")

On December 1, 1998, H.M.Group - Alabama, Inc. assumed the management of the Governors House Hotel in Montgomery Alabama, a 200 room full service hotel. The contract was terminated by mutual agreement on September 6, 2000. Revenues of HMG Alabama amounted to approximately $946,130 constituting approximately 12.3% of the Company's total fees for that year.

Number of Employees

At September 30, 2001, the Company and its subsidiaries had 193 full time employees and 51 part time employees. Of these employees, 4 are paid from the revenues of the Company. The remaining 240 are paid from the revenues of the hotels or apartments.

Investment in Energy Technique, PLC

On March 15, 2001 the Company entered into a Heads of Agreement whereby the Company would acquire, as a member of a consortium, an interest in a majority of the outstanding common stock of Energy Technique, PLC ("ET"), a United Kingdom publicly quoted energy related company ("ET"). The Company used 3,323,120 shares of the Cybertec Holdings, PLC stock that the Company owned to acquire 11,077,066 shares in ET, equating to approximately 15% of the outstanding common stock of ET. The value of the Cybertec stock exchanged was equal to £333,000 at the time (approximately $480,000). The transaction was completed June 14, 2001, at which time, Geoffrey Dart, Chairman of Harrell Hospitality Group was appointed Executive Chairman of ET and Paul Barham and Stephen Komlosy, Directors of Harrell Hospitality Group, were appointed as non-executive directors of ET.

Item 2. Description of Property

(A) Principal Offices

The Company maintains its administrative and executive offices in leased commercial office space located at 16475 North Dallas Parkway, Suite 410, Addison, Texas. In the opinion of management, the premises are suitable and adequate for the present requirements of the Company and ample comparable space is available on comparable terms in the market.

(B) Investment Policies

The Company may from time to time invest in hotel properties. Typically such an investment would be a partial interest in the hotel property in concert with a hotel developer or other investors. While it currently has no such investments, the Company is seeking, in part with Galway, such investments in both existing hotel properties and hotels to be constructed. Expected ownership in any such hotel would range from a minority position in a real estate limited partnership to a more significant ownership position depending upon the particular investment. Such hotel ownership is anticipated to be coupled with a management contract for the hotel(s). These hotel investments, if made, are expected to be for long term capital appreciation rather than primarily for current income. The Company has placed no express limitations on the amount or number of investments in hotel properties.

The Company may from time to time invest in marketable securities.

Item 3. Legal Proceedings

There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Company during the period ended September 30, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ending September 30, 2001.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) During the fourth quarter of Fiscal 2000, the Company's Common Stock commenced trading on the NASD Over-the-Counter Bulletin Board (the "Bulletin Board") under the symbol "HLTLA." There was no material market for the Company stock prior to this time. The following table shows the range of closing bid prices for the Company's Common Stock in the over-the-counter market for the fiscal quarters indicated, as reported by the Bulletin Board. The quotations represent limited or sporadic trading and, therefore, do not constitute an "established public trading market". The quotations represent inter- dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Fiscal 2000 Bid Prices		Fiscal 2001 Bid Prices
	High	Low	High	Low

First Quarter	NOT QUOTED		1.500	0.031
Second Quarter	NOT QUOTED		0.813	0.250
Third Quarter	NOT QUOTED		0.600	0.310
Fourth Quarter	0.55	0.01	0.310	0.200

(b) As of September 30, 2001, there were 704 record holders of the Company's $.002 par value Class A Common Stock.

There have been no cash dividends paid on the Company's Common Stocks in fiscal years 1996 to date. On September 30, 2000, the Company paid the 10% dividend on the 243,331 shares of Preferred Stock. The Company did not declare a dividend on the Preferred Stock for the year ended September 30, 2001. The Company has no present plans to pay further dividends on the Company's Common Stock.

In September 2001, the Board of Directors designated the first series of its previously authorized Class B Preferred Stock, par value $0.01 per share. The Certificate of Designations, Preferences and Rights filed with the Delaware Secretary of State on October 9, 2001, designates 500,000 shares as Class B Redeemable Preferred Stock Series 1(the "B Preferred Series 1"). The B Preferred Series 1 has a stated value of $2.00 per share, is non- voting, has certain mandatory dividend and redemption rights and has certain conversion rights into Class A Common shares. No shares of B Preferred Series 1 were issued or outstanding as of September 30, 2001.

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

RESULTS OF OPERATIONS

A. Revenues

Revenues for the periods ended September 30, 2000 and 2001 were primarily produced from the Company's interest in Hotel Management Group. Revenues decreased from $7,662,843 for the fiscal year ending September 30, 2000 to $6,113,699 for the fiscal year ending September 30, 2001. The decrease in revenues in 2001 over 2000 was a result of poorer performance in the hotels with incentive based management fees that the Company operates in California, brought about by the overall worsening economy and the decrease in travel following the events of September 11, 2001.

The Company anticipates income from Hotel Management Group to remain flat in 2002 as the recession in the United States continues and the travel industry continues to be negatively impacted. Beyond 2002, the Company expects its income to improve, but at rates of growth slower than it experienced in the late 1990's.

However, the problems of the hospitality industry are creating needs for professional management companies that can turn around the performance of financially distressed hotels. The Company believes it has the management skill to help in such turn around efforts, and this business environment may actually boost the Company's opportunities to assume the management, and in some cases acquire ownership, of additional hotels.

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

C. Expenses

Total Expenses for the fiscal year ending September 30, 2000 were $7,817,931, or 102% of revenue, and total expenses for the fiscal year ending September 30, 2001 were $6,650,158 or 109% of revenue. The Company incurred additional expenses during fiscal 2001 in furtherance of its goals of securing hotel management or acquisition opportunities. Included in such costs are additional travel expenses, contract fees and services, consulting fees, and legal fees, and in particular, the costs associated with expanding its operations into the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

The reduced revenues and increased costs outlined above resulted in a drain on the Company's cash flow. During the year the Company generated $125,000 in cash from the sale of Class A Common Stock pursuant to the MCH Stock Purchase Agreement of November 1999. At September 2001 the Company had $40,368 in cash and $1,042,966 in working capital

On October 8, 2001, the Company sold 2,045,567 of its shares in Energy Technique ("ET") to London & Boston Investments (formerly Cybertec Holdings) at 3.30 pence sterling per share, raising approximately $100,000 to improve the Company's liquidity. The Company has the right to repurchase the shares, by April 8, 2002 at 3.63 pence sterling per share or extend that right for a further six months upon payment of a fee equal to 10% of the purchase price (approximately $10,000).

Additionally, on November 7, 2001, the Company borrowed approximately $150,000 from Netcentric Systems PLC, a company affiliated with London & Boston Investments PLC (formerly Cybertec Holdings) for 12 months at an interest rate of 6% in cash and 19% in Class A Common Stock of the Company (based on the then market price for the Company's Class A Common Stock. The loan has no prepayment penalties and is secured by 4,215,000 of the Company's shares in ET.

Effective October 1, 2001, the Company enacted certain expense and payroll economies, including the Company's directors and officers deferring 20% of their fees or salaries.

At the time of filing this report, the three hotels that the Company operates are generating insufficient cash to meet the Company's monthly operating and development expenses because (i) the United States economy has declined into a recession, (ii) the Biltmore Hotel in Silicon Valley has been negatively impacted by the downturn in the economy, (iii) the Rancho Santa Barbara Marriott and the Columbia Lakes Resort are both in their off season, and (iv) the hospitality industry in general is suffering lower revenues in the wake of the events of September 11, 2001. However, management believes that it will be able to support those cash shortfalls in the immediate term through the sale of the Company's Class A Common Stock, or further borrowings.

The Company believes that the downturn in the economy and the opportunities that have been created in the hospitality industry, coupled with the alliance with Galway Financial Group announced on December 10, 2001, will enable the Company to capitalize on its skills and experience and potentially yield significant management fee and profit participation income in the future.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16 (a) of the Exchange Act

The following table provides certain information concerning each of the directors of Harrell Hospitality Group, Inc. (the "Company") as of September 30, 2001.

Name	Principal Occupation for the past 5 years	Consecutive Service Since	Age
Paul L. Barham	CFO, Hotel Management Group, since December 1989 Current Position: Chief Executive Officer, Harrell Hospitality Group	1992	48
Norman L. Marks	President, Hotel Management Group, since December 1989 Current Position: Chief Operating Officer, Harrell Hospitality Group	1995	60
Geoffrey G. Dart	Chairman, Merchant Capital Holdings, Ltd.; Director, Avatar, Inc.; Director, Mortgage Advisors, Ltd., Chairman, Shillington's, Ltd., Current Position: Chairman, Harrell Hospitality Group	1999	54
Gerard M. Thompson	Director, Netcentric Systems, Ltd., Director, Bariston Associates. Current Position: Director, Harrell Hospitality Group, Inc.	1999	56
Stephen Komlosy	Chairman, London & Boston Investments. Current Position: Director, Harrell Hospitality Group, Inc.	2001	60

The following table provides certain information concerning each of the executive officers of the Company as of September 30, 2001.

Name	Age	All Positions and Terms of Office with the Company and Five Year Employment History
Paul L. Barham	48	Chief Executive Officer from November 1999; Vice-President and Chief Financial Officer of the Company from August 19, 1992, Member of Board of Directors of Company from August 19, 1992; Secretary to Board of Directors of Company from August 19, 1992; CFO, Hotel Management Group since December 1989.
Norman L. Marks	60	President since November 1999; Executive Vice President and Chief Operating Officer from August 19, 1992, Member of Board of Directors from September 20, 1995. President of Hotel Management Group, Inc. since December 1989

There has been no involvement by the executive officers or directors in any legal proceeding during the last five (5) years that is material to an evaluation of the ability or integrity of such officer or director.

The Company has not made inquiry of its Directors, Officers and 10% or more security holders, and otherwise does not have information to determine the level of compliance with the reporting obligation under Section 16 (a) of the Exchange Act.

Item 10. Executive Compensation

The following table contains information concerning the annual compensation and long-term compensation payable to named executive officers during each of the last three fiscal years.

Summary Compensation Table
	Annual Compensation				Long term Compansation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation
Paul L. Barham, Chief Executive Officer	2001	115,500		-	4,062,500
	2000	109,900	2000	-	937,500	-
	1999	102,375	2000	-		-
Norman L. Marks, President	2001	115,500			4,062,500	-
	2000	109,900	2000		937,500
	1999	102,375	2000

This table does not include medical expense reimbursement, club dues, or the value of automobiles (and their maintenance, repair and insurance) furnished to all of the executive officers of the Company, which in the aggregate for all officers amounted to $15,600 during fiscal year 2000.

The following table provides information with rspect to the executive officers included in the summary compensation table who received option grants during the fiscal year ending September 30, 2001.

Option / SAR Grants in Last Fiscal Year
Individual Grants
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in fiscal year	Exercise or Base Price	Expiration Date
Paul L. Barham, Chief Executive Officer	4,062,500	50.0%	$0.22 (1)	12/31/05
Norman L. Marks, President	4,062,500	50.0%	$0.22 (1)	12/31/05

(1) The exercise price through the year ending 12/31/2000 was $0.20, through the year ending 12/31/2001 is $0.22, through the year ending 12/31/2002 is $0.24, through the year ending 12/31/2003 is $0.26, through the year ending 12/31/2004 is $0.28, and through the year ending 12/31/2005 is $0.30.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the persons who, as of December 20, 2001, who were known to the Company to be beneficial owners of more than five percent of each class of the equity securities of the Company:

Class of Securities	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (6)
	DIRECTORS:
Class A Common	Paul L. Barham (2) 16475 North Dallas Parkway Suite 410 Addison, Texas 75001	[see (2) below]	[see (2) below]
Class A Common	Norman L. Marks (3) 16475 North Dallas Parkway Suite 410 Addison, Texas 75001	[see (3) below]	[see (3) below]
	5% BENEFICIAL OWNERS:
Class A Common	Merchant Capital Holdings Ltd c/o Robert Edwards 17060 Dallas Parkway Suite 101 Dallas, TX 75248	2,658,000 plus 9,375,000 options	67.0%
Class A Common	Businesship International, Inc. One Alhambra Plaza Suite 1400 Coral Gables, FL 33134	1,456,140	17.0%
Class A Preferred	Businesship International, Inc. One Alhambra Plaza Suite 1400 Coral Gables, FL 33134	243,331	100.0%
	Name and Address of Beneficial Owner	Number of Shares of Class A Common Stock Beneficially owned as of September 30, 2001 (1)	Approximate Percent of Class
Class A Common	Cybertec Holdings PLC Rosedale House Rosedale Road Richmond Surrey England TW 92 SZ	1,392,000	16.2%
Class A Common	Barham Family Interests, Inc. 16475 North Dallas Parkway Suite 410 Addison, Texas 75001	500,000 plus 5,000,000 options (4)	40.5%
Class A Common	Marks & Associates, Inc. 16475 North Dallas Parkway Suite 410 Addison, Texas 75001	500,000 plus 5,000,000 options (4)	40.5%
Class A Common	Riverhead Services, Inc. c/o Lloyds TSB Bank plc Geneva Branch Place Bel-Air 1 PO Box 5145 CH1211 Geneva 11, Switzerland	625,000	7.3%
Class A Common	Gerard Thompson c/o Wachovia Bank Attn: Larry Wachtel 180 Royal Palm Way Palm Beach, FL 33480	625,000 plus 625,000 options	13.6%
Class A Common	The Estate of Wilson Harrell 7380 Pine Valley Road Cumming, GA 30131	822,850 (5)	9.6%

(1) Except as noted below, the individual listed has sole voting and investment power.

(2) Barham and his other family members own 500,000 shares through Barham Family Interests, Inc. and Barham Family Interests, Inc. also has options to acquire 5,000,000 share as set forth in footnote 4 below.

(3) Marks and his other family members own 500,000 shares through Marks and Associates, Inc., and Marks and Associates, Inc. also has options to acquire 5,000,000 shares as set forth in footnote 4 below.

(4) On September 27, 1996, Businesship International granted Barham Family Interests, Inc., and Marks and Associates, Inc., each an option to acquire 318,195 shares from BI. The options automatically expired on September 30, 2001, as they were not exercised. During the fiscal years ending September 30, 2001 and 2000, the Company granted Marks and Associates, Inc. and Barham Family Interests, Inc. each the option to acquire 5,000,000 shares of the Company's Class A Common stock. These options granted by Company expire, if not exercised, on December 31, 2005.

(5) The 29,250 shares of Class A Common Stock owned by Charlene Echols Harrell, Wilson L. Harrell's widow, are included in the estate's beneficial ownership in the above table.

(6) The percentage of each class is based on the total amount of outstanding securities plus, as to each person or group, the number of securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

Item 12. Certain Relationships and Related Transactions

Transactions involving related parties in the last two years are outlined in Item 1 of this report.

PART IV

Item 13. Exhibits and Reports on Form 8-K

(g.) Exhibits -

The following exhibits, as required by Item 601 of Regulation SB, are attached hereto or incorporated herein by this reference:

(2) Charter and bylaws:

(a) Restated Certificate of Incorporation as last amended, effective as of March 31, 2000, a copy of which was filed with the Company's Form 14-C report February 14, 2000.

(b) Certificate of Amendment of Restated Certificate of Incorporation, effective as of October 23, 2000, a copy of which was filed with the Company's 14-C report on October 3, 2000.

(c) Bylaws as amended July 19, 2000 and filed with the Form 10-Q report for the quarter ended June 30, 2000

(3) Instruments defining rights of security holders:

Certificate of Designations, Preferences and Rights of Class B Redeemable Preferred Stock Series 1, as filed with the Delaware Secretary of State on October 9, 2001.

(6) Material Contracts:

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

(e) Loan Agreement London & Boston Investments

(f) Loan Agreement Netcentric

(15) Additional Exhibits:

(a) Letter from Chase Mellon Shareholder Services dated September 22, 1999, together with an attached memorandum dated June 8, 1992 to W. Powers, Vice President of Mellon Securities Trust Company.

(b) Acquisition or Disposition of Assets reporting the sale of 110,000 shares of Class A Common Stock at $2.75 to Cybertec Holdings, PLC.

(c) Other Events statement reporting that effective September 5, 2000, the Company relocated its principal offices to 16475 Dallas Parkway, Suite 410, Addison, Texas 75001; telephone:(972) 380-0273; fax: (972) 380-4795.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRELL HOSPITALITY GROUP, INC.

By: //Paul L. Barham//

Paul L. Barham

Chief Executive Officer

And Director

DATE: 12/21/01

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons comprising the majority of the current Directors on behalf of the registrant and in the capacities and on the dates indicated.

//Geoffrey Dart // 12/21/01

Geoffrey Dart Date

Chairman

//Paul L. Barham// 12/21/01

Paul L. Barham, Date

Chief Executive Officer and Director

//Norman L. Marks// 12/21/01

Norman L. Marks, President Date

Chief Operating Officer and Director

HARRELL HOSPITALITY GROUP, INC.

AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders

Harrell Hospitality Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Harrell Hospitality Group, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harrell Hospitality Group, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Jackson & Rhodes P.C.

Dallas, Texas

December 5, 2001

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS September 30, 2001 and 2000
Assets
	2001	2000
Current assets:
Cash	$40,368	$461,717
Accounts receivable, net of the allowance for doubtful accounts of $7,500 in 2001	36,741	101,072
Marketable securities (Note 3)	984,093	603,859
Other assets	47,766	27,891
Total current assets	1,108,968	1,194,539

Property and equipment:
Furniture and fixtures	54,448	46,145
Less accumulated depreciation	(43,965)	(40,045)
Total property and equipment	10,483	6,100

Other assets:
Deposits	10,410	-
Investment in Limited Partnerships	-	1,850

	$1,129,861	$1,202,489

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$66,002	$63,006
Dividends payable	-	24,331
Total current liabilities	66,002	87,337

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock:
Class A, $1 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share , involuntary liquidation preference (Note 4)	243,331	243,331
Class B, $0.01 par, 500,000 shares authorized, no shares issued, $2.00 per share, involuntary liquidation preference
Common stock:
Class A, $.002 par, 100,000,000 shares authorized, 10,882,900 and 7,307,900 shares issued and outstanding, respectively	21,766	14,616
Additional paid-in capital	3,349,920	2,722,437
Accumulated deficit	(2,540,040)	(1,856,336)
Accumulative other comprehensive income (loss)	(11,118)	(8,896)
Total shareholders' equity	1,063,859	1,115,152

	$1,129,861	$1,202,489

See accompanying notes to consolidated financial statements

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30, 2001 and 2000

	2001	2000
Revenues:
Management fees	$432,285	$611,485
Consulting fees	2,500	15,000
Hotel expense reimbursements	5,678,914	7,036,358
Total revenues	6,113,699	7,662,843

Expenses
Employee compensation	6,116,861	7,456,969
General and administrative	543,297	360,962
Total expenses	6,660,158	7,817,931

Operating loss	(546,459)	(155,088)

Other income (expense):
Unrealized gain (loss) on marketable securities	(137,245)	366,919
Total other income (expense)	(137,245)	366,919

Net income (loss) (see Note 6)	(683,704)	211,831

Preferred dividends accrued	-	24,331

Net income (loss) available for common shareholders	$(683,704)	$187,500

Basic earnings (loss) per common share	$(0.07)	$0.03

Weighted average shares outstanding	9,270,400	6,068,315

See accompanying notes to consolidated financial statements

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Years Ended September 30, 2001 and 2000
	Prefer- red Stock	Common Stock-Class A		Additio-nal Paid-In	Accumu- lated		Accumu-lated other compre- hensive	Total Sharehol-ders
	Amount	Shares	Amount	Capital	Deficit		Income (loss)	Equity

Balance, September 30, 1999	$243,331	4,882,900	$9,766	$2,077,287	$(2,043,836)	$		$286,548

Net income					211,831			211,831

Cumulative translation adjustment							(8,896)	(8,896)

Total comprehensive income								202,935

Sale of common stock		2,425,000	4,850	645,150				650,000

Preferred dividends payable ($.10 per share)					(24,331)			(24,331)

Balance, September 30, 2000	24,331	7,307,900	14,616	2,722,437	(1,856,336)		(8,896)	1,115,152

Net loss					(683,704)			(683,704)

Cumulative translation adjustment							(2,222)	(2,222)

Total comprehensive loss								(685,926)

Sale of common stock								126,425

Issuance of common stock for services								8,208
Issuance of common stock for securities								500,000

Balance, September 30, 2001	$243,331	10,882,900	$21,766	$3,349,920	$(254,040)		$(11,118)	$1,063,859

See accompanying notes to consolidated financial statements

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended September 30, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Net income (loss) available for common shareholders	$(683,704)	$187,500
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,920	7,817
Unrealized gain (loss) on marketable securities	137,245	(366,919)
Shares issued for services	8,208	-
Changes in assets and liabilities:
Accounts receivable	64,331	(34,078)
Other assets	(19,875)	(13,654)
Deposits	(10,410)	-
Accounts payable and accrued liabilities	2,995	23,488
Preferred dividends accrued	-	24,331
Accrued salaries	-	(6,632)
Net cash used in operating activities	(497,290)	(178,147)

Cash flows from investing activities:
Purchase of furniture and equipment	(8,302)	(3,662)
Sale of marketable securities	(17,851)	(245,836)
Net cash used in investing activities	(26,153)	(249,498)

Cash flows from financing activities:
Sale of common stock	126,425	650,000
Dividends paid	(24,331)	(24,331)
Net cash provided by financing activities	102,094	625,669

Net increase (decrease) in cash	(421,349)	198,024

Cash at beginning of year	461,717	263,693

Cash at end of year	$40,368	$461,717

Non-cash Transactions:

During 2001, the Company issued 2,500,000 common shares for certain marketable equity securities valued at $500,000.

See accompanying notes to consolidated financial statements.

September 30, 2001 and 2000

1. Description of Business

Organization

  Harrell Hospitality Group, Inc., a Delaware corporation (the "Company"), began operations in 1959. The Company changed its name from Harrell International, Inc. on March 31, 2000. The Company entered into the acquisition, development and management of real estate properties including joint ventures and partnerships (in which its interests would be that of a general partner having substantial involvement in management) beginning December 1990. The Company plans to focus its real estate activities upon purchase, development and management of hotels, and other income-producing properties located in the United States. The Company acquired Hotel Management Group, Inc. ("HMG") in August 1992. The Company has five other wholly-owned subsidiaries - see Note 5.

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

Earnings Per Common Share

  The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company has no potential dilutive securities outstanding, the accompanying presentation is only of basic earnings per share. The Company's Board of Directors authorized a common stock split of five-for-one, in September, 2000. All share and per share amounts in the accompanying financial statements have been retroactively adjusted for the split.

Foreign Currency Translation

  The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity (accumulated other comprehensive income (loss)), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

3. Investments in Marketable Securities

  Marketable securities at September 30, 2001 consist of common stocks. Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115) requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re-evaluated at each balance sheet date. The Company's marketable equity securities are classified as trading securities. Marketable equity securities trading securities are carried at fair value, with unrealized gains and losses reported in the income statement. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices. Following is a summary of trading securities:
	September 30,
	2001	2000
Cybertec Holdings plc	$447,077	$603,859
Energy Technique plc	$537,016
Total	$984,093	$603,859

4. Preferred Stock Transactions

  By agreement with Businesship International ("Businesship") dated September 27, 1996, the outstanding balance of a certain note of $243,331, including accrued interest of $26,398, was converted into Class A Preferred Stock to be issued by the Company. The preferred shares were from a new class of stock authorized by the Company and are nonvoting, non-convertible and will pay a 10% dividend ($24,331 annually), beginning with the year ended September 30, 1996. The Company shall have the right, but not the obligation, to redeem the shares at any time at par value. The Company did not declare a dividend for the year ending September 30, 2001.
  In September 2001, the Board of Directors designated the first series of its previously authorized Class B Preferred Stock, par value $0.01 per share. The Certificate of Designations, Preferences and Rights filed with the Delaware Secretary of State on October 9, 2001, designates 500,000 shares as Class B Redeemable Preferred Stock Series 1(the "B Preferred Series 1"). The B Preferred Series 1 has a stated value of $2.00 per share, is non-voting, has certain mandatory dividend and redemption rights and has certain conversion rights into Class A Common shares. No shares of B Preferred Series 1 were issued or outstanding as of September 30, 2001.

  5. Acquisition of Hotel Management Group

  In August 1992, the Company purchased 100% of the issued and outstanding common stock of HMG. HMG is engaged in the business of managing the general operations of hotels and providing them with accounting services.

5. Acquisition of Hotel Management Group (Continued)

Harrell Hospitality Group - California, Inc.

  Effective January 1, 1994, HMG formed a wholly-owned subsidiary, Harrell Hospitality Group - California, Inc. (formerly Hotel Management Group - California, Inc.) ("HHG - California"), to hold the management contract for the operations of the Biltmore Hotel and Suites in Santa Clara, California. HHG - California now also manages the Rancho Santa Barbara Marriott.

H. M. Group - Alabama, Inc.

  On December 1, 1998, H.M. Group - Alabama, Inc., a wholly owned subsidiary of HMG, assumed the management of the Governors House Hotel in Montgomery, Alabama which was managed until September 6, 2000.

6. Income Taxes

  As of September 30, 2001, the Company had net operating loss carry forwards of approximately $2,432,000 for book and tax purposes. These losses may be used to offset future taxable inc9ome, subject to the provisions of Internal Revenue Code Section 382. Accordingly, deferred tax assets have been offset in the accompanying financial statements by a valuation allowance.

The loss carry forwards expire as follows:

Year of Expiration	Operating Loss Carry forward Expirations

2002	$74,000
2003	26,000
2004	1,116,000
2005	278,000
2006	35,000
2007	134,000
2008	105,000
2009	118,000
2016	546,000

$2,432,000

7. Commitments and Contingencies

  Leases

  The Company leases its office facilities from an unrelated party. The lease expires in February 2003. The Company also leases an off-site storage facility on a month-to-month basis. Rental expense for the years ended September 30, 2001 and 2000 amounted to $95,232 and $87,760, respectively.

Lease commitments are as follows:

2002	$63,442
2003	$6,188

  Concentration of Credit Risk

  The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

8. Management Fee Revenues

The Company had significant sales to two major customers as follows:

2001 2000

Biltmore Hotel & Suites 87% 80%

Rancho Santa Barbara Marriott 13% 10%

9. Shareholders' Equity

  On November 23, 1999, the Company entered into a Stock Acquisition and Option Agreement (the "Stock Agreement") with Merchant Capital Holdings, Ltd. ("MCH"), a British Virgin Islands Company, whereby MCH agreed to buy 5,000,000 shares of the Company's Class A Common Stock for US$.20 per share. MCH also received certain options to purchase additional shares of Class A Common Stock. On July 19, 2000, the Board approved an extension of time of 90 days each for the second and third installments of the stock purchase by MCH in the amounts of $250,000 and $500,000, respectively. As of September 30, 2000, half of the second installment had been received. Subsequent to September 30, 2000, the remaining half of the second installment was received.

9. Shareholders' Equity (Continued)

  On April 12, 2001 the Board of Directors approved an amendment to the Stock Agreement to (i) exchange 842,000 shares of the Company's Class A Common Stock for certain shares of Cybertec Holdings, PLC, and (ii) issue to MCH the remaining 1,658,000 shares of the Company's Class A Common Stock that were issuable under the Stock Agreement. Upon closing of the exchange of the Cybertec shares and in recognition of MCH's business development efforts with Rotch Property Group, Ltd ("Rotch") and other companies, MCH's remaining obligations under the Stock Agreement were deemed satisfied and the remaining stock options under the Stock Agreement were issued to MCH . The exchange transaction with Cybertec was completed on May 30, 2001, and the Company received shares of Cybertec stock.

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

  The Company's Board of Directors authorized a common stock split of five-for-one, effective as of September 1, 2000. All share and per share amounts in the accompanying financial statements and notes have been retroactively adjusted for the split. The par value for common stock was also changed to $.002 per share and authorized Class A common shares were increased to 100,000,000.

10. Stock Options

  In connection with the Stock Agreement (Note 9), MCH was granted options to purchase an additional 5,000,000 shares of Class A Common Stock upon receipt by the Company of the initial $1,000,000 investment. All such options are exercisable at a price which begins at $.20 per share in 2000 and escalates $.02 per share each year until the options expire on December 31, 2005. Therefore, under the Stock Agreement, MCH agreed to purchase 5,000,000 shares, and, upon completion also holds options to purchase an additional 10,000,000 shares.

  As an inducement to enter into the employment agreements, the Company agreed to issue options to Barham and Marks to acquire shares of the Company's Class A Common Stock. The strike price and the term of the options to Barham and Marks are the same as the options issued to MCH. Barham and Marks were granted options in installments as MCH has granted options, except that each was granted the option to purchase one share for every two shares that MCH was given the option to purchase. As of November 17, 2000, the Board of Directors completed the option grant to Barham and Marks, subject to a right of the Company to cancel the options if MCH did not complete its equity contributions under the Stock Agreement within one year from that date.

Following is a summary of options for the years ended September 30, 2001 and 2000:

	2001	Weighted Average Exercise Price	2000	Weighted Average Exercise Price
Outstanding at beginning of year	4,075,000	$0.25
Granted	16,850,000	$0.29	4,075,000	$0.25
Forfeited	(85,000)	$0.20
Exercised
Outstanding at end of year	20,840,000	$0.28	4,075,000	$0.25
Exercisable at end of year	20,840,000	$0.28	3,750,000	$0.25

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

  Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to measure compensation cost, including options issued, under Opinion 25. Under this method, there was no compensation expense for the years ended September 30, 2001 and 2000.

  Pro forma disclosures as required by SFAS 123 for the year ended September 30, 2001 are as follows:

Net loss	$(3,605,521)
Net loss per share	$(0.59)

11. Investment in Energy Technique, PLC

  On March 15, 2001 the Company entered into a Heads of Agreement whereby the Company would acquire as a member of a consortium, an interest in a majority of the outstanding common stock of Energy Technique, PLC ("ET"), a United Kingdom publicly quoted energy related company ("ET"). The Company used 3,323,120 shares of the Cybertec Holdings, PLC stock that the Company owned, to acquire 11,077,066 shares in ET, equating to approximately 15% of the outstanding common stock of ET. The value of the Cybertec stock exchanged was equal to £333,000 (approximately $480,000). The transaction was completed June 14, 2001, at which time, Geoffrey Dart, Chairman of Harrell Hospitality Group was appointed Executive Chairman of ET and Paul Barham and Stephen Komlosy, Directors of Harrell Hospitality Group, were appointed as non-executive directors of ET.

12. Subsequent Events

  On October 8, 2001, the Company sold 2,045,567 of its shares in Energy Technique ("ET") to London & Boston Investments (formerly Cybertec Holdings) at 3.30 pence sterling per share, raising approximately $100,000 to improve the Company's liquidity. The Company has the right to repurchase the shares, by April 8, 2002 at 3.63 pence sterling per share or extend that right for a further six months upon payment of a fee equal to 10% of the purchase price (approximately $10,000).

  Additionally, on November 7, 2001, the Company borrowed approximately $150,000 from Netcentric Systems PLC, a company affiliated with London & Boston Investments PLC (formerly Cybertec Holdings) for 12 months at an interest rate of 6% in cash and 19% in Class A Common Stock of the Company (based on the then market price for the Company's Class A Common Stock. The loan has no prepayment penalties and is secured by 4,215,000 of the Company's shares in ET.

  The Company has entered into a strategic alliance with Galway Financial Group ("Galway") on December 10, 2001 wherein Galway will provide equity and assist the Company in securing hotel purchase, leasing and management opportunities. Under the memorandum of understanding with Galway, Galway will receive a fee at the time of each hotel acquisition and upon closing of each hotel acquisition will receive shares of Class A Common Stock in the Company. As of December 21, 2001, the final terms of the agreement with Galway are subject to a definitive agreement that is expected to be negotiated in the coming weeks.