Form 10QSB
period 2001-12-31
HARRELL HOSPITALITY GROUP INC
filed 2002-02-14
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 6, 2002, the issuer had outstanding 10,992,828 of Class A common stock, $.002 par value per share.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

HARRELL HOSPITALITY GROUP, INC.

INDEX

Part I - FINANCIAL INFORMATION3

Item 1 FINANCIAL STATEMENTS3

CONSOLIDATED BALANCE SHEETS3

CONSOLIDATED STATEMENT OF OPERATIONS5

CONSOLIDATED STATEMENT OF CASH FLOWS6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS7

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS9

Part II. OTHER INFORMATION12

SIGNATURES13

Part I - FINANCIAL INFORMATION Item 1 FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2001 and September 30, 2001

ASSETS	December 31, 2001 (Unaudited)	September 30, 2001 (Audited)

Current Assets
Cash	$183,499	$40,368
Accounts Receivable net of allowance for doubtful accounts	27,463	36,741
Marketable Securities	870,655	984,093
Other Current Assets	41,776	47,766
Total Current Assets	1,123,393	1,108,968
Furniture & Equipment (Net)	9,481	10,483
Deposits	5,205	10,410

Total Assets	$1,138,079	$1,129,861

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of December 31, 2001 and September 30, 2001 (Continued)

LIABILITIES & STOCKHOLDERS' EQUITY	December 31, 2001 (Unaudited)	September 30, 2001 (Audited)
Current Liabilities:
Accounts Payable and Accrued Liabilities	$123,990	$66,002
Note Payable	149,588	0
Total Current Liabilities	273,577	66,002
Total Liabilities	273,577	66,002
Stockholders' Equity:
Preferred Stock:
Class A, $1 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share, involuntary liquidation preference (Note)	243,331	243,331
Class B, $0.01 par, 500,000 shares authorized, no shares issued, $2.00 per share, involuntary liquidation preference (Note)
Common Stock:
Class A $.002 par value, 100,000,000 shares authorized, 10,882,900 shares issued and outstanding	21,766	21,766
Class B $.01 par value, 1,000,000 shares authorized, No shares issued and outstanding
Additional Paid-in Capital	3,349,920	3,349,920
Accumulated Equity	(2,728,094)	(2,540,040)
Cumulative translation adjustment	(22,421)	(11,118)
Total Stockholders' Deficit	864,502	1,063,859
Total Liabilities & Stockholders' Equity	$1,138,079	$1,129,861

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended December 31
2001	2000

Revenues:
Management Fees	$89,583	$123,044
Hotel expense reimbursements	1,077,152	1,616,175
Other Income	7,664	8,827
Total Revenues	1,174,398	1,748,046

Expenses:
Employee Compensation & Related Expenses	1,194,703	1,734,178
General & Administrative Expenses	162,916	127,229
Total Expenses	1,357,619	1,861,407

Loss before Income Taxes	(183,220)	(113,361)

Unrealized Loss on Securities	(4,833)	0

Net Loss	$(188,053)	$(113,361)

Loss per common share	$0.02	$0.01
Weighted average number of shares outstanding	10,882,900	7,749,476

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended December 31

Cash Flows from Operating Activities:	2001	2000

Net Loss	$(188,053)	$(113,361)

Adjustments to reconcile the Net Loss to Net Cash Used for Operating Activities:
Depreciation Expense	1,002	830

Change in Marketable Securities	4,833
Changes in Assets and Liabilities:
Accounts Receivable	9,279	(2,445)
Current Assets	5,991	(7,758)
Other Assets	5,205
Accounts Payable and Accrued Liabilities	57,987	(14,154)

Net Cash Used by Operations	(103,757)	(136,888)

Cash Flows from Investing Activities:
Purchase of Furniture and Equipment	0	(7,146)

Cash Flows from Financing Activities:
Sale of Marketable Securities	97,301	15,950
Loan	149,587
Sale of Common Stock		125,000
Net Increase (Decrease) in Cash	$143,131	$(3,084)

Cash at Beginning of Period	$40,368	$461,717
Cash at End of Period	183,499	458,633
Net Increase (Decrease) in Cash	$143,131	$(3,084)

HARRELL HOSPITALITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF DISCLOSURE

The balance sheet as of December 31, 2001, and the related statements of income and cash flows for the three month periods ended December 31, 2001 and 2000, are consolidated with the company's wholly owned subsidiary (Hotel Management Group, Inc.), and its wholly owned subsidiaries Harrell Hospitality Group (California), a/k/a Hotel Management Group California, Inc., Hotel Management Group (Tennessee), Hotel Management Group (Oklahoma), Harrell Hospitality Group Texas, Inc. a/k/a Hotel Management Group - Virginia, Inc., H M Group (Alabama), and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2001 included in the Company's Annual report on form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10- KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

2. STOCK ACQUISITION AND OPTION AGREEMENT

On November 23, 1999, the Company entered into a Stock Acquisition and Option Agreement (the "Stock Agreement") with Merchant Capital Holdings, Ltd. ("MCH"), a British Virgin Islands Company, whereby MCH agreed to buy shares of the Company's Class A Common Stock for a total price of US$1,000,000, and the Company agreed to issue certain options to purchase additional shares. At the closing of the Stock Agreement, MCH tendered to the Company $250,000 as the first installment of its stock purchase. As part of the Stock Agreement, two advisors of MCH, Geoffrey Dart ("Dart") and Gerard Thompson ("Thompson") were appointed to the Board of Directors of the Company, with Dart appointed as Chairman of the Board. In connection with the transactions contemplated under the Stock Agreement, the Company, MCH, Norman L. Marks (and his family affiliates) and Paul L. Barham (and his family affiliates) entered into a Shareholders Agreement, providing for certain transfer restrictions and voting agreements, on the Class A Common Stock held by certain of the parties. Also, MCH required, as part of the Stock Agreement, that two Employment Agreements be entered into between the Company and Norman Marks and Paul Barham. Pursuant to the Stock Agreement and the Employment Agreements, Norman Marks and Paul Barham were each granted options to purchase common stock of the Company effective as of November 17, 2000.

On July 19, 2000, the Board approved an extension of time of 90 days each for the second and third installments of the stock purchase by MCH in the amounts of $250,000 and $500,000, respectively. As of September 30, 2000, half of the second installment had been received. Subsequent to September 30, 2000, the remaining half of the second installment was received.

On April 12, 2001 the Board of Directors approved an amendment to the Stock Agreement to (i) exchange 842,000 shares of the Company's Class A Common Stock for certain shares of Cybertec Holdings, PLC, having a value at the date of the exchange of not less than $600,000 and (ii) issue to MCH the remaining 1,658,000 shares of the Company's Class A Common Stock that were issuable under the Stock Agreement. Upon closing of the exchange of the Cybertec shares and in recognition of MCH's business development efforts with Rotch Property Group, Ltd ("Rotch") and other companies, MCH's remaining obligations under the Stock Agreement were deemed satisfied and the remaining stock options under the Stock Agreement were issued to MCH, and the Barham and Marks options became noncancelable . The exchange transaction with Cybertec was completed on May 30, 2001, and the Company received shares of Cybertec stock.

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

On January 7, 2002 the Company filed an Assumed Name Certificate for Hotel Management Group - Virginia, Inc., a Texas Corporation, to do business under the name Harrell Hospitality Group, Texas, Inc.

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

  Harrell Hospitality Group - California, Inc. (HHG(CA)) (also known as Hotel Management Group - California, Inc.)

Hotel Management Group - Mississippi, Inc. (HMG(MS))

Hotel Management Group - Tennessee, Inc. (HMG(TN))

Hotel Management Group - Oklahoma, Inc. (HMG(OK))

Harrell Hospitality Group Texas, Inc., a/k/a Hotel Management Group - Virginia, Inc. (HHG(TX))

H M Group - Alabama, Inc. (HMG(AL))

  The following reflects a summary of the results of operations for the three months ended December 31, 2001, and is fully consolidated with HMG, HHG(CA) HMG(TN), HMG(OK), HHG(TX), and HMG(AL).

Three Months

Total Revenues	1,174,398
Total Expenses	1,357,619
Net Loss	(188,053)

  a. Revenues

    Operational revenues from the California hotels have decreased 59% for the three month period ending December 31, 2001 from the same period in the year 2000, largely arising from the economic slow down in the Silicon Valley, the market of the Biltmore Hotel, and the general down turn in the travel industry subsequent to the events of September 11, 2001. Additional fees were earned from a new contract in Texas signed in mid-November.

  A substantial amount of time and effort was given by the executives of the Company to the location of additional management contracts. The Company has retained the services of two consulting companies to assist in the search for equity and additional management opportunities.

  b. Expenses

  Effective October 1, 2001, the Company enacted certain expense and payroll economies, including the Company's directors and officers deferring 20% of their fees or salaries.

  The board of directors has approved the Company entering into a consulting agreement with an affiliate of Geoff Dart that provides for annual fees payable to such consulting company amounting to approximately 80,200 pounds sterling. Provisions will be included that allow the Company to defer payment of these fees until the Company has adequate liquidity. The final agreement has not been signed as of the filing date of this report, but the Company is accruing the fees as a payable expense.

  The board of directors approved an amendment to the employment agreement of Paul L. Barham, providing for additional compensation of $25,000 per year to Mr. Barham and certain other incentives based on his continuing efforts with ET on behalf of the Company. Provisions are included that allow the Company to defer payment of this increased compensation until the Company has adequate liquidity.

    c. Business Development

    The Company continued its commitment to the development of new business in the United States and the United Kingdom. Toward that end, expenses were incurred in excess of prior year levels. Specifically, nearly $51,000 more was expended for contract fees, consulting fees and legal fees in the three months ending December 31, 2001 compared to the same period in the year 2000. Similarly, nearly $10,000 more was expended in travel and related expenses in the same period. A significant portion of the legal expenses and travel expenses related to targeted endeavors that are intended to yield future management, partnership or ownership opportunities.

  The Company also entered into a strategic alliance with Galway Financial Group ("Galway") on December 10, 2001 wherein Galway will provide equity and assist the Company in securing hotel purchase, leasing and management opportunities. Under the memorandum of understanding with Galway, Galway will receive a fee at the time of each hotel acquisition and upon closing of each hotel acquisition will receive shares of Class A Common Stock in the Company. As of February 6, 2002, the final terms of the agreement with Galway are subject to a definitive agreement that is expected to be signed by the end of the Company's next fiscal quarter.

  On December 14, 2001, the Company entered into an agreement with R P Corporate Strategy Limited ("RP") wherein RP assist in the acquisition of interest in hotels by the Company in return for 1% of the Class A Common issued share capital after the issuance of such shares within one month of signing the agreement, and up to a further 8% along with retainers based on acquired hotels.

  2. On November 12, the HHG(TX) entered into a management agreement to manage the Columbia Lakes Resort and Conference Center in West Columbia, Texas. Under the agreement, HHG(TX) receives a management fee of $7,500 per month with additional incentive fees based on achieving performance goals.

    3. At the end of the quarter HHG managed three hotels. The license agreements for the three Hilton Garden Inn development projects that are the subject of the agreements between the Company and Commercial Development Group, Inc., of Nashville, Tennessee as developer, have been signed between the developer and Hilton Hotels. The partnership and management agreements are being finalized. Construction has been further delayed pending the securing of financing and the commencement time is now uncertain.

  4. The net results of the quarter ending December 31, 2001 were negatively affected by the unrealized loss of $4,833 on the value of marketable securities held on the balance sheet. The Company owns 4,681,880 shares of Cybertec, constituting approximately 8.6% of Cybertec's common equity capital and 9,031,499 shares of ET, constituting approximately 12% of ET's common equity capital.

    5. Except for the historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward_ looking statements include, but are not limited to (i) whether the Company will be successful in achieving revenues from the proposed Hilton Garden Inns and (ii) whether any unrealized losses on the Cybertec stock or the ET stock will continue to be offset by a subsequent unrealized gain in those stocks, (iii) whether the increased expenditures on business development and travel will result in additional revenue producing contracts, and (iv) whether the agreement with RP or the pending agreement with Galway will yield revenue to the Company. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to whether the management agreements for the Hilton Garden Inns are executed and whether construction begins on the hotels, whether the final agreement with Galway is entered into and whether Galway is able to secure additional management contracts for the Company, and the risks of market fluctuations in any securities held by the Company. The forward looking-statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

  Part II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.

  One Form 8-K was filed by the Registrant for the quarter ended December 31, 2001. This Form 8-K disclosed that on October 8, 2001, the Company sold 2,045,567 of its shares in Energy Technique ("ET") to London & Boston Investments (formerly Cybertec Holdings) at 3.30 pence sterling per share, raising approximately $100,000 to improve the Company's liquidity. The Company has the right to repurchase the shares, by April 8, 2002 at 3.63 pence sterling per share or extend the right for a further six months upon payment of a fee equal to 10% of the purchase price (approximately $10,000).

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

HARRELL HOSPITALITY GROUP, INC.
Date:	// Paul L. Barham //
Paul L. Barham Chief Executive Officer and Director