Form 10QSB
period 2002-03-31
HARRELL HOSPITALITY GROUP INC
filed 2002-05-14
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2002, the issuer had outstanding 10,992,828 of Class A common stock, $.002 par value per share.

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

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2002 and September 30, 2001

ASSETS	March 31, 2001 (Unaudited)	September 30, 2001 (Audited)

Current Assets
Cash	$76,386	$40,368
Accounts Receivable net of allowance for doubtful accounts	74,602	36,741
Marketable Securities	1,099,084	984,093
Other Current Assets	51,884	47,766
Total Current Assets	1,301,956	1,108,968
Furniture & Equipment (Net)	8,980	10,483
Deposits	5,205	10,410

Total Assets	$1,316,141	$1,129,861

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of March 31, 2002 and September 30, 2001 (Continued)

LIABILITIES & STOCKHOLDERS' EQUITY	March 31, 2002 (Unaudited)	September 30, 2001 (Audited)
Current Liabilities:
Accounts Payable and Accrued Liabilities	$225,581	$66,002
Note Payable	199,588	0
Total Current Liabilities	425,169	66,002
Total Liabilities	425,169	66,002
Stockholders' Equity:
Preferred Stock:
Class A, $1 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share, involuntary liquidation preference	243,331	243,331
Class B, $0.01 par, 500,000 shares authorized, no shares issued, $2.00 per share, involuntary liquidation preference
Common Stock:
Class A $.002 par value, 100,000,000 shares authorized, 10,992,828 shares issued and outstanding	21,986	21,766

Additional Paid-in Capital	3,457,429	3,349,920
Accumulated Equity	(2,790,048)	(2,540,040)
Cumulative translation adjustment	(41,726)	(11,118)
Total Stockholders' Deficit	890,972	1,063,859
Total Liabilities & Stockholders' Equity	$1,316,141	$1,129,861

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31		For the Six Months Ended March 31
2002	2001	2002	2001

Revenues:
Management Fees	$101,074	$112,263	$190,656	$235,307
Hotel expense reimbursements	1,198,997	1,477,084	2,276,149	3,093,259
Other Income	7,168	5,879	14,831	14,707
Total Revenues	1,307,239	1,595,226	2,481,636	3,343,273

Expenses:
Employee Compensation & Related Expenses	1,317,480	1,598,067	2,512,183	3,332,246
General & Administrative Expenses	299,446	135,699	462,361	262,927
Total Expenses	1,616,926	1,733,766	2,974,544	3,595,173

Loss before Income Taxes	(309,687)	(138,540)	(492,908)	(251,900)

Unrealized Gain (Loss) on Securities	247,733	(133,015)	242,901	(133,015)

Net(Loss )	$(61,954)	$(271,555)	$(250,007)	$(384,915)

Loss per common share	-$0.01	-$0.03	-$0.02	-$0.05
Weighted average number of shares outstanding	10,962,292	8,135,678	10,922,160	7,902,680

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended March 31

Cash Flows from Operating Activities:	2002	2001

Net Loss	$(250,007)	$(384,915)

Adjustments to reconcile the Net Loss to Net Cash Used for Operating Activities:
Depreciation Expense	2,020	1,868
Issuance of Common Stock for Services	107,729	8,207
Change in Marketable Securities	(145,600)	133,015

Changes in Assets and Liabilities:
Accounts Receivable	(37,862)	17,562
Current Assets	(4,117)	(18,103)
Other Assets	5,205
Accounts Payable and Accrued Liabilities	159,579	(8,284)

Net Cash Used by Operations	(163,053)	(250,650)

Cash Flows from Investing Activities:
Purchase of Furniture and Equipment	(517)	(8,302)

Cash Flows from Financing Activities:
Sale of Marketable Securities		15,950
Loans	199,588
Sale of Common Stock		125,000
Net Increase (Decrease) in Cash	$36,018	$(118,002)

Cash at Beginning of Period	$40,368	$461,717
Cash at End of Period	76,386	343,715
Net Increase (Decrease) in Cash	$36,018	$(118,002)

HARRELL HOSPITALITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF DISCLOSURE

The balance sheet as of March 31, 2002, and the related statements of income and cash flows for the six month periods ended March 31, 2002 and 2001, are consolidated with the company's wholly owned subsidiary (Hotel Management Group, Inc.), and its wholly owned subsidiaries Harrell Hospitality Group (California), a/k/a Hotel Management Group California, Inc., Hotel Management Group (Tennessee), Hotel Management Group (Oklahoma), Harrell Hospitality Group Texas, Inc. a/k/a Hotel Management Group - Virginia, Inc., H M Group (Alabama), and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2001 included in the Company's Annual report on form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10- KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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

On April 12, 2001 the Board of Directors approved an amendment to the Stock Agreement to (i) exchange 842,000 shares of the Company's Class A Common Stock for certain shares of London & Boston Investments, PLC, ("LBI") (formerly Cybertec Holdings, PLC), having a value at the date of the exchange of not less than $600,000 and (ii) issue to MCH the remaining 1,658,000 shares of the Company's Class A Common Stock that were issuable under the Stock Agreement. Upon closing of the exchange of the LBI shares and in recognition of MCH's business development efforts with Rotch Property Group, Ltd ("Rotch") and other companies, MCH's remaining obligations under the Stock Agreement were deemed satisfied and the remaining stock options under the Stock Agreement were issued to MCH, and the Barham and Marks options became noncancelable . The exchange transaction with LBI was completed on May 30, 2001, and the Company received shares of LBI stock.

Under the terms of the Stock Agreement, when fully completed, MCH had the right to appoint a fifth member to the board of the Company. Accordingly, effective May 31, 2001, Stephen Komlosy, the Chairman of LBI, was elected to the board.

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

5. INVESTMENT IN ENERGY TECHNIQUE, PLC ("ET")

On March 15, 2001 the Company entered into a Heads of Agreement whereby the Company would acquire as a member of a consortium, an interest in a majority of the outstanding common stock of Energy Technique, PLC, a United Kingdom publicly quoted energy related company ("ET"). The Company used 3,323,120 shares of the LBI stock that the Company owned, to acquire 11,077,066 shares in ET, equating to approximately 15% of the outstanding common stock of ET. The value of the LBI stock exchanged was equal to £333,000 (approximately $480,000). The transaction was completed June 14, 2001, at which time, Geoffrey Dart, Chairman of Harrell Hospitality Group was appointed Executive Chairman of ET and Paul Barham and Stephen Komlosy, Directors of Harrell Hospitality Group, were appointed as non-executive directors of ET.

6. FORMATION OF HARRELL-GALWAY ASSOCIATES, LLC.

On April 2, 2002 the Company and Galway formed Harrell-Galway Associates, LLC, a Delaware limited liability company ("HGA") for the purpose of performing the function of a contracting entity in the hotel acquisition program that the Company and Galway are implementing. The Company and Galway each own one-half of HGA. At the time of filing of this 10-QSB HGA has signed contracts for three hotels, each located in Texas. HGA is in the process of performing due diligence, and securing equity and debt for these transactions. In the event that the purchases of any of these three hotels are concluded, the Company will participate in the ownership structure of such acquired hotels and will enter into a management agreement to operate such hotels.

7. SALE OF B PREFERRED AND A COMMON STOCK

Since the end of March 2002, the Company is in the process of closing the sale in private transactions, $476,498 of its B Preferred Series 1 stock, comprising 238,249 shares at $2.00 per share, and 141,551 shares of Class A Common stock at $0.31 per share. Subscribers to the Class A Common stock also received options to purchase 3 additional shares for each share purchased, at $0.31, valid for five years. The B Preferred funds raised are being used for refundable earnest money and other deposits necessary as part of the HGA hotel acquisition program.

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

Hotel Management Group - Mississippi, Inc. (HMG(MS))

Hotel Management Group - Tennessee, Inc. (HMG(TN))

Hotel Management Group - Oklahoma, Inc. (HMG(OK))

Harrell Hospitality Group Texas, Inc., a/k/a Hotel Management Group - Virginia, Inc. (HHG(TX))

H M Group - Alabama, Inc. (HMG(AL))

  The following reflects a summary of the results of operations for the six months ended March 31, 2002, and is fully consolidated with HMG, HHG(CA) HMG(TN), HMG(OK), HHG(TX), and HMG(AL).

Six Months

Total Revenues	2,481,636
Total Expenses	2,731,643
Net Loss	(250,007)

  a. Revenues

    Operational revenues from the California hotels have decreased 56% for the six month period ending March 31, 2002 from the same period in the year 2001, largely arising from the economic slow down in the Silicon Valley, the market of the Biltmore Hotel, and the general down turn in the travel industry subsequent to the events of September 11, 2001. As a result, management fees from the California hotels decreased 25%. Additional fees were earned from a new contract in Texas signed in mid-November.

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

  The board of directors has approved the Company entering into a consulting agreement with an affiliate of Geoff Dart that provides for annual fees payable to such consulting company amounting to approximately 80,200 pounds sterling. Provisions will be included that allow the Company to defer payment of these fees until the Company has adequate liquidity. The final agreement has not been signed as of the filing date of this report, but the Company is accruing the fees as a payable expense since October 1, 2001.

  The board of directors approved an amendment to the employment agreement of Paul L. Barham, providing for additional compensation of $25,000 per year to Mr. Barham and certain other incentives based on his continuing efforts with ET on behalf of the Company. Provisions are included that allow the Company to defer payment of this increased compensation until the Company has adequate liquidity.

    c. Business Development

    The Company continued its commitment to the development of new business in the United States and the United Kingdom. Toward that end, expenses were incurred in excess of prior year levels. Specifically, nearly $198,000 more was expended for contract fees, consulting fees and legal fees in the six months ending March 31, 2002 compared to the same period in the year 2001. A significant portion of the legal expenses and other expenses related to targeted endeavors that are intended to yield future management, partnership or ownership opportunities.

  The Company also entered into a strategic alliance with Galway Financial Group ("Galway") on December 10, 2001 wherein Galway will provide equity and assist the Company in securing hotel purchase, leasing and management opportunities. Under the memorandum of understanding with Galway, Galway will receive a fee at the time of each hotel acquisition and upon closing of each hotel acquisition will receive shares of Class A Common Stock in the Company. On March 1, 2002, the Hotel Acquisition Agreement was entered into between the Company and Galway, a copy of which is attached.

  Pursuant to the Hotel Acquisition Agreement, on April 2, 2002 the Company and Galway formed Harrell-Galway Associates, LLC, a Delaware limited liability company ("HGA") for the purpose of performing the function of the contracting entity in the hotel acquisition program under the Hotel Acquisition Agreement. The Company and Galway each own one-half of HGA. At the time of filing of this 10-QSB, HGA has signed contracts for three hotels, each located in Texas. HGA is in the process of performing due diligence, and securing equity and debt for these transactions. In the event that the purchases of any of these three hotels are concluded, HGA will receive certain fees, the Company will participate in the ownership structure of such acquired hotels, and the Company will enter into a management agreement to operate such hotels.

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

    3. At the end of the quarter HHG managed three hotels. The license agreements for the three Hilton Garden Inn development projects that are the subject of the agreements between the Company and Commercial Development Group, Inc., of Nashville, Tennessee as developer, have been signed between the developer and Hilton Hotels. The partnership and management agreements are on hold and construction has been further delayed pending the securing of financing and the commencement time is now uncertain.

  4. The net results of the quarter ending March 31, 2002 were positively affected by the unrealized gain of $247,733 on the value of marketable securities held on the balance sheet. The Company owns 4,681,880 shares of LBI, constituting approximately 8.6% of LBI's common equity capital and 9,031,499 shares of ET, constituting approximately 12% of ET's common equity capital.

    5. Except for the historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward- looking statements include, but are not limited to (i) whether the Company will be successful in achieving revenues from HGA and the Hotel Acquisition Agreement, (ii) whether HGA will be successful in closing the acquisition of hotels, and whether the Company will obtain management contracts for such hotels, (iii) whether any unrealized losses on the LBI stock or the ET stock will continue to be offset by a subsequent unrealized gain in those stocks, (iv) whether the increased expenditures on business development and travel will result in additional revenue producing contracts, and (v) whether the agreement with RP or the pending agreement with Galway will yield revenue to the Company. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to whether the management agreements for the Hilton Garden Inns are executed and whether construction begins on the hotels, and whether Galway is able to secure additional management contracts for the Company, and the risks of market fluctuations in any securities held by the Company. The forward looking-statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

  Part II. OTHER INFORMATION

  Item 5. Other Information

  The Hotel Acquisition Agreement between the Company and Galway dated March 1, 2002 is attached to this Form 10-QSB for the six month period ending March 31, 2002.

  Item 6. Exhibits and Reports on Form 8-K.

  No Form 8-K was filed by the Registrant for the quarter ended March 31, 2002.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

HARRELL HOSPITALITY GROUP, INC.
Date:	//Paul L. Barham//
Paul L. Barham Chief Executive Officer and Director