Form 10QSB
period 2002-06-30
HARRELL HOSPITALITY GROUP INC
filed 2002-08-15
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

(972) 380-0273

(Issuer's telephone number)

_____________________________________________________________________________

(Former name, former address, former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2002, the issuer had outstanding 11,134,379 of Class A common stock, $.002 par value per share.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

HARRELL HOSPITALITY GROUP, INC.

INDEX

Part I - FINANCIAL INFORMATION3

Item 1 FINANCIAL STATEMENTS3

CONSOLIDATED BALANCE SHEETS 3

CONSOLIDATED BALANCE SHEETS4

CONSOLIDATED STATEMENTS OF OPERATIONS 5

CONSOLIDATED STATEMENTS OF CASH FLOWS 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.10

Part II. OTHER INFORMATION14

SIGNATURES15

Part I - FINANCIAL INFORMATION Item 1 FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2002 and September 30, 2001

ASSETS	June30,2002 (Unaudited)	September 30, 2001 (Audited)

Current Assets
Cash	$116,312	$40,368
Accounts Receivable net of allowance for doubtful accounts	57,248	36,741
Marketable Securities	1,117,223	984,093
Other Current Assets	51,642	47,766
Total Current Assets	1,342,425	1,108,968
Furniture & Equipment (Net)	7,958	10,483
Security Deposits	255,205	10,410

Total Assets	$1,605,588	$1,129,861

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of June 30, 2002 and September 30, 2001 (Continued)

LIABILITIES & STOCKHOLDERS' EQUITY	June 30, 2002 (Unaudited)	September 30, 2001 (Audited)
Current Liabilities:
Accounts Payable and Accrued Liabilities	$166,928	$66,002
Deferred Expenses	168,780	-
Note Payable	199,588	-
Total Current Liabilities	535,296	66,002
Total Liabilities	535,296	66,002
Stockholders' Equity:
Preferred Stock:
Class A, $1 par value, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share	243,331	243,331
Class B, $0.01 par value, 9,000,000 shares authorized,
Series 1, 500,000 shares designated, 185,249 shares issued, $2.00 per share	1,852	-
Common Stock:
Class A $.002 par value, 100,000,000 shares authorized, 11,102,121 shares issued and outstanding	55,866	21,766

Additional Paid-in Capital	3,826,075	3,349,920
Accumulated Deficit	(3,095,583)	(2,540,040)
Cumulative translation adjustment	38,751	(11,118)
Total Stockholders' Equity	1,070,292	1,063,859
Total Liabilities & Stockholders' Equity	$1,605,588	$1,129,861

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended June 30		For the Nine Months Ended June 30
2002	2001	2002	2001

Revenues:
Management Fees	$109,247	$109,531	$299,903	$344,838
Hotel expense reimbursements	1,243,678	1,386,581	3,519,827	4,479,840
Other Income	7,352	5,648	22,183	20,355
Total Revenues	1,360,277	1,501,760	3,841,913	4,845,033

Expenses:
Employee Compensation & Related Expenses	1,385,362	1,507,465	3,897,545	4,839,711
General & Administrative Expenses	218,113	132,150	680,475	395,077
Total Expenses	1,603,475	1,639,615	4,578,020	5,234,788

Loss before Income Taxes	(243,198)	(137,855)	(736,106)	(389,755)

Unrealized Gain (Loss) on Securities	(62,338)	395,764	180,563	262,748

Net Income (Loss )	$(305,536)	$257,909	$(555,543)	$(127,007)

Loss per common share	$0.03	$0.03	$0.05	$0.02
Weighted average number of shares outstanding	11,025,010	9,718,065	10,977,120	8,468,889

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended June 30

Cash Flows from Operating Activities:	2002	2001

Net Loss	$(555,543)	$(127,007)

Adjustments to reconcile the Net Loss to Net Cash Used for Operating Activities:
Depreciation Expense	3,042	2,894
Issuance of Common Stock for Services	107,729	8,207
Change in Marketable Securities	(83,261)	(295,272)

Changes in Assets and Liabilities:
Accounts Receivable	(20,508)	7,613
Current Assets	(3,875)	(12,066)
Other Assets	(244,796)	-
Accounts Payable and Accrued Liabilities	269,705	30,671

Net Cash Used by Operations	(527,506)	(384,960)

Cash Flows from Investing Activities:
Purchase of Furniture and Equipment	(517)	(8,302)

Cash Flows from Financing Activities:
Sale of Marketable Securities	-	15,950
Loans	199,588	-
Sale of Common Stock	33,881	126,425
Sale of Preferred Stock	370,498	-
Net Increase (Decrease) in Cash	$75,944	$(250,887)

Cash at Beginning of Period	$40,368	$461,717
Cash at End of Period	116,312	210,830
Net Increase (Decrease) in Cash	$75,944	$(250,887)

HARRELL HOSPITALITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF DISCLOSURE

The balance sheet as of June 30, 2002, and the related statements of income for the three and nine months ended June 30, 2002 and 2001, and cash flows for the nine month periods ended June 30, 2002 and 2001, are consolidated with the company's wholly owned subsidiary (Hotel Management Group, Inc.), and its wholly owned subsidiaries Harrell Hospitality Group (California), a/k/a Hotel Management Group California, Inc., Hotel Management Group (Tennessee), Hotel Management Group (Oklahoma), Harrell Hospitality Group Texas, Inc. a/k/a Hotel Management Group - Virginia, Inc., H M Group (Alabama), and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2001 included in the Company's Annual report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10- KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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

6. FORMATION OF HARRELL-GALWAY ASSOCIATES, LLC.

On April 2, 2002 the Company and Galway Financial Group, of Greenwich, CT ("Galway") formed Harrell-Galway Associates, LLC, a Delaware limited liability company ("HGA") for the purpose of performing the function of a contracting entity in the hotel acquisition program that the Company and Galway are implementing. The Company and Galway each own one-half of HGA.

7. AGREEMENT WITH BLOOMSBURY TRUSTEES LTD.

On December 14, 2001, the Company entered into an agreement with R P Corporate Strategy Limited ("RP") wherein RP assists in the acquisition of interest in hotels by the Company in return for 1% of the Class A Common issued share capital after the issuance of such shares within one month of signing the agreement, and up to a further 8% along with retainers based on acquired hotels. RP assigned its agreement to Bloomsbury Trustees Ltd. The issuance of 1% of the Company's stock totalling 109,930 shares resulted in a charge of $107,729.44, which is included in General and Administrative expenses for the second quarter of this fiscal year.

8. SALE OF B PREFERRED SERIES 1 AND CLASS A COMMON STOCK

In the quarter ending June 30, 2002, the Company closed sales in private transactions, $370,498 of its B Preferred Series 1 stock, comprising 185,249 shares at $2.00 per share, and $33,880.33 of its Class A Common stock comprising 109,293 shares at $0.31 per share. Subscribers to the Class A Common stock also received options to purchase 3 additional shares for each share purchased, at $0.31, valid for five years. The B Preferred funds raised are being used for refundable earnest money and other deposits necessary as part of the HGA hotel acquisition program.

9. DEFERRED EXPENSES

The Company has incurred losses in its effort to develop future business. The Directors and Executives of the Company have agreed to defer portions of their salaries and fees to improve liquidity through this period of time. These amounts have been expensed fully to the Income Statement and are set up as a liability on the Balance Sheet.

10.PER SHARE AMOUNTS

The basic net income (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding.

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

Hotel Management Group - Mississippi, Inc. (HMG(MS))

Hotel Management Group - Tennessee, Inc. (HMG(TN))

Hotel Management Group - Oklahoma, Inc. (HMG(OK))

    Harrell Hospitality Group Texas, Inc., a/k/a Hotel Management Group - Virginia, Inc. (HHG(TX))

H M Group - Alabama, Inc. (HMG(AL))

  The following reflects a summary of the results of operations for the nine months ended June 30, 2002, and is fully consolidated with HMG, HHG(CA) HMG(TN), HMG(OK), HHG(TX), and HMG(AL).

Nine Months

Total Revenues	3,841,913
Total Expenses	4,397,457
Net Loss	(555,543)

  a. Revenues

    Operational revenues from the California hotels have decreased 38% for the nine month period ending June 30, 2002 from the same period in the year 2001, largely arising from the economic slow down in the Silicon Valley, the market of the Biltmore Hotel, and the general downturn in the travel industry subsequent to the events of September 11, 2001. As a result, management fees from the California hotels decreased 32%. Additional fees were earned from a new contract in Texas signed in mid-November, which ended on July 31, 2002.

    A substantial amount of time and effort was given by the executives of the Company to the location of additional management contracts and potential acquisitions.

  b. Expenses

    Effective October 1, 2001, the Company enacted certain expense and payroll economies, including the Company's directors and officers deferring 20% of their fees or salaries.

    The board of directors has approved the Company entering into a consulting agreement with an affiliate of Geoffrey Dart, the Chairman of the Company, that provides for annual fees payable to such consulting company amounting to approximately 80,200 pounds sterling. Provisions will be included that allow the Company to defer payment of these fees until the Company has adequate liquidity. The final agreement has not been signed as of the filing date of this report, but the Company is accruing the fees as a payable expense since October 1, 2001.

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

    c. Business Development

    The Company continued its commitment to the development of new business in the United States and the United Kingdom. Toward that end, expenses were incurred in excess of prior year levels. Specifically, more than $298,000 was expended for contract fees, consulting fees, legal fees, development expenses, and interest in the nine months ending June 30, 2002 compared to the same period in the year 2001. A significant portion of the legal expenses and other expenses related to targeted endeavors that were intended to yield future management, partnership or ownership opportunities.
    The Company also entered into a strategic alliance with Galway Financial Group ("Galway") on December 10, 2001 wherein Galway will provide equity and assist the Company in securing hotel purchase, leasing and management opportunities. Under the hotel acquisition agreement with Galway, Galway will receive a fee at the time of each hotel acquisition and upon closing of each hotel acquisition will receive shares of Class A Common Stock in the Company.

  Pursuant to the Hotel Acquisition Agreement, on April 2, 2002 the Company and Galway formed Harrell-Galway Associates, LLC, a Delaware limited liability company ("HGA") for the purpose of performing the function of the contracting entity in the hotel acquisition program under the Hotel Acquisition Agreement. The Company and Galway each own one-half of HGA. During the last two fiscal quarters HGA has signed contracts for 3 hotels located in Texas. At the time of filing this report, one of those hotels remains under contract, the other two having been canceled as a result of a lack of equity. Although HGA continues to pursue investors for all three of these hotels, the likelihood that the hotels will be acquired, and that the Company will be repaid its due diligence expenses, diminishes with time. The Company has expensed $59,828 in this quarter in third party legal and professional expenses, in addition to travel and other expenses relating to the three potential acquisitions.

  d. Liquidity

  The Company has made economies in its operation by deferring or reducing salaries and fees. Additionally, the Company has made expense reductions, where such reductions will not affect the Company's ability to secure future business. Development efforts are continuing. The Company is planning to use its marketable securities as collateral for working capital loans, or by sale if necessary, to support the Company's liquidity needs.

    2. On November 12, 2001 the HHG(TX) entered into a management agreement to manage the Columbia Lakes Resort and Conference Center in West Columbia, Texas. Under the agreement, HHG(TX) received a management fee of $7,500 per month with additional incentive fees based on achieving performance goals. On July 31, 2002, the management agreement was terminated, after the HGA contract for the purchase of the property was terminated.

  3. On June 24, 2002, HHG(TX) entered into a management agreement to manage the Hampton Inn Meacham in Fort Worth, Texas. Under the agreement, HHG(TX) receives a management fee of $3,750 per month.

    4. At the end of the quarter HHG managed four hotels. The license agreements for the three Hilton Garden Inn development projects that are the subject of the agreements between the Company and Commercial Development Group, Inc., of Nashville, Tennessee as developer, have been signed between the developer and Hilton Hotels. The partnership and management agreements are on hold and construction has been further delayed pending the securing of financing and the commencement time is now uncertain.

  5. The net results of the quarter ending June 30, 2002 were negatively affected by the unrealized loss of $62,338 on the value of marketable securities held on the balance sheet. For the nine months ended June 30, 2002, unrealized gains total $180,563 on such securities. The Company owns 4,681,880 shares of LBI, constituting approximately 8.6% of LBI's common equity capital and 9,031,499 shares of ET, constituting approximately 12% of ET's common equity capital.

    6. Except for the historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward- looking statements include, but are not limited to (i) whether the Company will be successful in achieving revenues from HGA and the Hotel Acquisition Agreement, (ii) whether HGA will be successful in closing the acquisition of hotels, and whether the Company will obtain management contracts for such hotels, (iii) whether any unrealized losses on the LBI stock or the ET stock will continue to be offset by a subsequent unrealized gain in those stocks, (iv) whether the increased expenditures on business development and travel will result in additional revenue producing contracts, and (v) whether the agreement with RP or the agreement with Galway will yield revenue to the Company. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to whether the management agreements for the Hilton Garden Inns are executed and whether construction begins on the hotels, and whether Galway is able to secure additional management contracts for the Company, and the risks of market fluctuations in any securities held by the Company. The forward looking-statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

  Part II. OTHER INFORMATION

  Item 2. Changes in Securities

  185,249 shares of the Company's Class B Preferred Stock, Series 1, and 109,293 shares of the Company's Class A Common Stock, were sold during the quarter in private transactions. These shares were not registered with the Securities and Exchange Commission or under any state securities law and were exempt from federal registration under Section 4(2) of the Securities Act of 1933. The sales were privately negotiated transactions with purchasers employing no advertising, and the Company relied on the written representations of the purchasers as to their investment intent and investor suitability.

  Item 4. Submission of Matters to a Vote of Security Holders

  (a) Effective as of May 30, 2002, the Board of Directors were elected by written consent (the "Written Consent") of the holders of a majority of the Company's outstanding shares of Class A Common Stock, in lieu of an annual meeting of stockholders.

  (b) Pursuant to the Written Consent, the following directors were elected to serve until the next annual election or until their successors are elected and qualified: Paul L. Barham, Norman L. Marks, Geoffrey G. Dart, Gerard M. Thompson, and Stephen Komlosy.

  (c) The holders of 5,682,500 shares of Class A Common Stock, constituting approximately 52% of the Class A Common Stock outstanding at the time the Written Consent was executed. Other than the election of directors, no other matters were approved in the Written Consent.

  Item 5. Other Information

  The Company was advised on June 17, 2002, that the auditing practice of Jackson & Rhodes was being dissolved, and the auditing division was being merged with Whitley Penn. Jackson & Rhodes had been the Company's auditors since 1995. The partners and senior staff of Jackson & Rhodes that had been dealing with the Company's audit joined Whitley Penn, and the Company's directors elected to transfer its audit account to Whitley Penn accordingly.

      Item 6. Exhibits and Reports on Form 8-K.

  No Form 8-K was filed by the Registrant for the quarter ended June 30, 2002.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

HARRELL HOSPITALITY GROUP, INC.
Date:	8/14/2002	//Paul Barham//
Paul L. Barham Chief Executive Officer and Director