Form 10KSB
period 2002-09-30
HARRELL HOSPITALITY GROUP INC
filed 2002-12-26
CIK 45694

HARRELL HOSPITALITY GROUP, INC.

16475 North Dallas Parkway, Suite 410

Addison, Texas 75001

Form 10-KSB

For the fiscal year ended:

September 30, 2002

Submitted to

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.

Commission File No. 0-2661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB.

[X] ANNUAL REPORT UNDER TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2002

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

[ X]

State issuer's revenues for its most recent fiscal year: $5,108,653.

The aggregate market value of the registrant's Class A Common Stock held by non- affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of December 20, 2002, the last available quotation date: Approximately $2,103,243.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. The number of shares of the registrant's Class A, $.002 par value Common Stock outstanding as of December 20, 2002 was 11,134,379.

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

Effective as of September 1, 1996 the Company and BI entered into a Preferred Stock Purchase and Release of Debt Agreement that replaced the debt obligation of the Company with 243,331 shares of $1.00 par value Class A preferred stock (the "Class A Preferred Shares"). The Class A Preferred Shares are nonconvertible, nonvoting, noncumulative dividend, with dividends of 10% of par value. The Company has the right, but not the obligation, to redeem the Class A Preferred Shares at any time at par value. The Class A Preferred Shares are not registered under federal securities laws or the laws of any state.

On November 23, 1999, the Company entered into a Stock Acquisition and Option Agreement (the "Stock Agreement") with Merchant Capital Holdings, Ltd. ("MCH"), a British Virgin Islands company, whereby MCH agreed to buy 5,000,000 shares of the Company's Class A $0.002 Par Value Common Stock for US$0.20 per share, together with certain options to purchase additional shares. As part of the Stock Agreement, two advisors of MCH, Geoffrey Dart ("Dart") and Gerard Thompson ("Thompson") were appointed to the Board of Directors of the Company, with Dart appointed as Chairman of the Board. In connection with the transactions contemplated under the Stock Agreement, the Company, MCH, Norman L. Marks (and his family affiliates) and Paul L. Barham (and his family affiliates) entered into a Shareholders Agreement, providing for certain transfer restrictions and voting agreements, on the Class A Common Stock held by certain of the parties. Also, MCH required, as part of the Stock Agreement, that two Employment Agreements be entered into between the Company and Norman Marks and Paul Barham.

On April 1, 2000, the Company changed its name to Harrell Hospitality Group, Inc. The name of the Company was changed to reflect the focus of the Company on hotel related services and business.

On September 1, 2000 the Board declared a five-for-one split of the Company's Class A Common Stock. By amendment of the articles dated October 23, 2002 the par value of the Class A Common Stock was changed to $0.002 per share, and the number of authorized shares of Class A Common Stock was increased to 100,000,000. All share and par value figures in this report have been adjusted, if necessary, to reflect the stock split.

On April 12, 2001 the Board of Directors approved an amendment to the Stock Agreement to (i) exchange 842,000 shares of the Company's Class A Common Stock for certain shares of Cybertec Holdings, PLC (now known as London & Boston, PLC) ("L&B"), having a value at the date of the exchange of not less than $600,000 and (ii) issue to MCH the remaining 1,658,000 shares of the Company's Class A Common Stock that were issuable under the Stock Agreement. Upon closing of the exchange of the L&B shares and in recognition of MCH's business development efforts with Rotch Property Group, Ltd ("Rotch") and other companies, MCH's remaining obligations under the Stock Agreement were deemed satisfied and the remaining stock options under the Stock Agreement were issued to MCH . The exchange transaction with L&B was completed on May 30, 2001, and the Company received shares of L&B stock. Pursuant to the terms of the Stock Agreement, the board of directors was thereupon increased to a total of five (5) directors, and Stephen Komlosy was appointed to the board of directors.

On March 15, 2001 the Company entered into an agreement whereby the Company would acquire, as a member of a consortium, an interest in a majority of the outstanding common stock of Energy Technique, PLC ("ET"), a United Kingdom publicly-quoted energy related company. The Company used 3,323,120 shares of the L&B stock that the Company owned to acquire 11,077,066 shares in ET, equating to approximately 15% of the outstanding common stock of ET. The value of the L&B stock exchanged was equal to £333,000 at the time (approximately $480,000). The transaction was completed June 14, 2001, at which time, Geoffrey Dart, Chairman of the Company was appointed Executive Chairman of ET and Paul Barham and Stephen Komlosy, Directors of the Company, were appointed as non-executive directors of ET.

OPERATIONS

HOTEL MANAGEMENT

The primary focus of the Company is on hotel management and investment in hotels. At the present time a very high percentage of the Company's revenue is derived from management contracts to manage two hotels in California. The Company is actively seeking and negotiating additional management contracts with other hotels.

The Company has managed nationally recognized franchises, including Sheraton, Holiday Inn, and Ramada, and is approved as one of a small group of independent management companies accepted by Marriott as a franchise for its full service hotels. The Company has also been approved by Hilton Hotels to operate its Hilton Garden Inn product.

The Company believes that its approval as a franchisee by these major franchisers positions the Company ahead of many of its competitors for management opportunities where a franchise is of importance. The Company has and is continuing to pursue such opportunities to capitalize on this advantage.

The hotel management business is highly competitive, and the Company's market share in the total industry is insignificant. The Company competes with larger corporations which have greater financial resources.

Often, management of a hotel is coupled with some degree of ownership in the hotel, so the Company, to be competitive, must be prepared to make an equity investment in a hotel if necessary to comply with a condition to obtaining a management contract. The capital injections into the Company have been used in large part to locate and develop suitable hotel investments. The Company continues to seek additional sources of debt or equity to use for hotel investment.

Executives of the Company have spent considerable time and effort towards the development of new hotels, the acquisition of management contracts of existing hotels, investment in hotels to be managed by the Company and the securing of equity and debt for these activities.

Through the board of directors, the Company has established contacts with companies in the United Kingdom, and it has also sought investment opportunities and capital from the United Kingdom. In furtherance of these efforts in the United Kingdom, the Company opened an office in London, England in November 1999. In the last two years, the Company has actively sought hotel investment in the United Kingdom and entered into a strategic alliance with Rotch Property Group, Ltd. ("Rotch") in February 2001. Rotch is a privately held real estate company that currently owns several hundred commercial real estate properties, primarily in the United Kingdom and Europe. The agreement calls for Rotch to engage the Company in consulting, oversight, management and review functions relating to hotel assets, as well as Rotch assisting the Company in hotel acquisitions. On November 6, 2002, the Company, Rotch, and Vincent Tchenguiz (the Chairman of Rotch) entered into another agreement which further expanded the relationship between the companies in the U.S. and Europe and which provided for Rotch to acquire 225,000 shares of Class A Common Stock in the Company for the sum of $100,000.

The Company also entered into a strategic alliance with Galway Financial Group ("Galway") on December 10, 2001 and a Hotel Acquisition Agreement ("HAA") March 1, 2002, wherein Galway was to provide equity and assist the Company in securing hotel purchase, leasing and management opportunities. Under the HAA with Galway, Galway was to receive a fee at the time of each hotel acquisition and upon closing of each hotel acquisition receive shares of Class A Common Stock in the Company. Under the terms of the HAA the parties formed Harrell-Galway Associates, LLC, a Delaware limited liability company ("HGA"), and subsequently HGA entered into three separate contracts to purchase hotels and related amenities. Through HGA, the Company pursued hotel acquisitions in San Antonio, Texas, Fort Worth, Texas and West Columbia, Texas. Equity commitments were not obtained during the inspection periods, and the contracts on two of the acquisitions were terminated.

The Company and Galway, on August 22, 2002 terminated the HAA and entered into a new agreement which reflected the parties' revised relationship. The agreement provides for the parties to pursue opportunities together although not under the same terms as the HAA, and to recognize the contribution of each party in the event that any of the three contracts entered into by HGA are subsequently closed.

Hotel Management Subsidiaries

Hotel Management Group, Inc. ("HMG")

On November 12, 2001 HMG entered into a contract to manage the Columbia Lakes Resort and Conference Center in West Columbia, Texas, a 660 acre, 162 room resort with a Tom Fazio golf course, 15,000 square feet of conference space, 8 tennis courts, a 300 acre lake, and other facilities. HMG's contract was for a 5 year term with HMG receiving a monthly base fee of $7,500 per month plus an incentive fee of 17% of Gross Operating Profit. The contract was terminated by the owners on August 2, 2002, a day after the contract for the purchase of Columbia Lakes by HGA was terminated.

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

Revenues of HMG California for the year ending September 30, 2002 amounted to approximately $4,998,631 constituting approximately 97.8% of the Company's total revenue.

In March 2000, HMG California changed its name to Harrell Hospitality Group - California, Inc.

Harrell Hospitality Group Texas, Inc. ("HHG Texas")

On June 24, 2002 HHG Texas assumed the management of the Hampton Inn Meacham in Fort Worth, Texas, a 66 room limited service hotel. The contract is on a month-to-month basis at a management fee of $3,750 per month.

Number of Employees

At September 30, 2002, the Company and its subsidiaries had 152 full time employees and 42 part time employees. Of these employees, 5 are paid from the revenues of the Company. The remaining 189 are paid from the revenues of the hotels.

Item 2. Description of Property

(A) Principal Offices

The Company maintains its administrative and executive offices in leased commercial office space located at 16475 North Dallas Parkway, Suite 410, Addison, Texas. The Company subleases the office space from a local company, whose lease expires on January 31, 2003. The Company has been in negotiation with the building owner concerning a new lease and expects to have such a lease in place before the expiration of the current term. In the opinion of management, the premises are suitable and adequate for the present requirements of the Company and ample comparable space is available on comparable terms in the market.

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

Item 3. Legal Proceedings

There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Company during the period ended September 30, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ending September 30, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(A) Market Investments

During the fourth quarter of Fiscal 2000, the Company's Common Stock commenced trading on the NASD Over-the-Counter Bulletin Board (the "Bulletin Board") under the symbol "HLTLA." There was no material market for the Company stock from 1991 until this time. The following table shows the range of closing bid prices for the Company's Common Stock in the over-the-counter market for the fiscal quarters indicated, as reported by the Bulletin Board. The quotations represent limited or sporadic trading and, therefore, do not constitute an "established public trading market". The quotations represent inter- dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Fiscal 2001 Bid Prices		Fiscal 2002 Bid Prices
	High	Low	High	Low

First Quarter	1.5	0.31	1.010	0.250
Second Quarter	0.813	0.25	0.980	0.310
Third Quarter	0.6	0.31	0.310	0.230
Fourth Quarter	0.31	0.2	0.510	0.170

(B) Holders

As of September 30, 2002, there were 705 record holders of the Company's Class A Common Stock.

(C) Dividends

There have been no cash dividends paid on the Company's Class A Common Stock in fiscal years 1996 to date. The Company has no present plans to pay dividends on the its Class A Common Stock. No express limits have been sent on payment of dividends, other than those imposed by state corporate law statutes.

(D) Securities Authorized for Issuance Under Equity Compensation Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercised price of outstanding options, warrants and rights	Number of securities remaining available to future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	12316774	0.34	0
Total	12316774	0.34	0

A description of the features of these equity compensation plans is set forth in Item 5 (E) below.

(E) Recent Sales of Unregistered Securities

The following are the sales of securities by the Company within the past three years that have been made without registration under the Securities Act of 1933.

On November 23, 1999, under the terms of the Stock Agreement described in Item 1 above, the Company sold 1,000,000 shares of Class A Common to MCH for aggregate cash consideration of $200,000. At the same date, under the terms of the Stock Agreement, the Company granted options to MCH to purchase 1,250,000 shares of Class A Common, with the option commencing on January 1, 2000 and if not exercised, automatically expiring on December 31, 2005 on the following terms (the "November 99 Option Exercise Terms"):

$0.20 per share if exercised January 1, 2000 to December 31, 2000;

$0.22 per share if exercised January 1, 2001 to December 31, 2001;

$0.24 per share if exercised January 1, 2002 to December 31, 2002;

$0.26 per share if exercised January 1, 2003 to December 31, 2003;

$0.28 per share if exercised January 1, 2004 to December 31, 2004;

$0.30 per share if exercised January 1, 2005 to December 31, 2005.

As contemplated by the Stock Agreement and under the terms of the employment agreements of Barham and Marks, on November 23, 1999, the Company granted options to Barham Family Interests, Inc., a Texas corporation ("BFI"), an affiliate of Barham, to purchase 625,000 shares of Class A Common and to Marks & Associates, Inc., a Texas corporation ("MA"), an affiliate of Marks, to purchase 625,000 shares of Class A Common, with such options having the November 99 Option Exercise Terms.

By partial assignment from MCH of its rights under the Stock Agreement, on March 31, 2000, the Company sold 250,000 shares of Class A Common to Charter Pacific Corporation, Ltd., for aggregate cash consideration of $50,000.

On August 22, 2000, the Company sold 550,000 shares of Class A Common to L&B for the aggregate cash consideration of $275,000.

On August 22, 2000, the Company granted options to purchase Class A Common to the following individuals: 50,000 to Thomas C. Self; 50,000 to Jonathan Tripp; 50,000 to Daphne Kang; 50,000 to Barbara Ratcliffe; and 10,000 to Paul Harris at an exercise price of $0.20 per share, with such options commencing on August 1, 2003 and if not exercised, automatically expiring on August 1, 2005.

By partial assignment from MCH of its rights under the Stock Agreement, on October 1, 2000, the Company sold 625,000 shares of Class A Common to Riverhead Services, Ltd., a British Virgin Islands company for aggregate cash consideration of $125,000.

Under the terms of the Stock Agreement, on October 10, 2000, the Company granted options to MCH to purchase 625,000 shares of Class A Common; to BFI to purchase 312,500 shares of Class A Common; and to MA to purchase 312,500 shares of Class A Common, with such options having the November 99 Option Exercise Terms.

By partial assignment from MCH of its rights under the Stock Agreement, on November 1, 2000, the Company sold 625,000 shares of Class A Common to Gerard Thompson ("Thompson") for the aggregate cash consideration of $125,000 and granted options to Thompson to purchase 625,000 shares of Class A Common, with such options having the November 99 Option Exercise Terms. As contemplated by the Stock Agreement and in connection with the employment agreements of Barham and Marks, the Company granted BFI options to purchase 3,750,000 shares of Class A Common and options to MA to purchase 3,750,000 shares of Class A Common, with all such options having the November 99 Option Exercise Terms.

On January 4, 2001, the Company issued 250,000 shares of Class A Common shares to Halter Financial Group, Inc., a Texas corporation in consideration of consulting services rendered to the Company by Halter Financial Group, Inc pursuant to a written agreement with the Company.

On February 13, 2001, the Company granted options to Thomas C. Self to purchase 100,000 shares of Class A Common and Clive Russell to purchase 250,000 shares of Class A Common at the exercise price of $1.25 per share, with such options commencing in February 2004 and if not exercised, automatically expiring on February 15, 2006.

On May 1, 2001, the Company granted options to Stephen Komlosy to purchase 250,000 shares of Class A Common at the exercise price of $1.25 per share, with such options commencing on May 1, 2004 and if not exercised, automatically expiring on May 1, 2006.

Under the terms of the Stock Agreement, on May 11, 2001 the Company sold 1,658,000 shares of Class A Common to MCH, and by partial assignment from MCH of its rights under the Stock Agreement, the Company sold 842,000 shares of Class A Common to L&B. The consideration received by the Company was 4,355,000 shares of L&B common stock. As contemplated by the Stock agreement, on May 11, 2001 the Company also granted options to MCH to purchase 7,500,000 shares of Class A Common, with all such options having the November 99 Option Exercise Terms.

On May 25, 2001, the Company issued 200,000 shares of Class A Common stock to Rotch Property Group, Ltd., a privately held company based in the United Kingdom, in connection with the Rotch Agreement for aggregate cash consideration of £1,000 (approximately $1,500) plus the value perceived by the Company of entering into a strategic alliance with Rotch.

On November 01, 2001, the Company granted options to Gerard Thompson to purchase 625,000 shares of Class A Common for the exercise price of $0.60 per share, with the options commencing on November 1, 2001, and if not exercised, automatically expiring on November 1, 2006.

On January 21, 2002, the Company issued 109,928 shares of Class A Common shares to Bloomsbury Trustees, ., a United Kingdom private company in connection with the RP Corporate Strategies Agreement.

On March 31, 2002, the Company granted options to purchase Class A Common to the following individuals: 25,000 to Thomas C. Self; 75,000 to Jonathan Tripp; 50,000 to Barbara Ratcliffe; and 10,000 to Paul Harris at an exercise price of $1.25 per share, with such options commencing on March 31, 2005 and if not exercised, automatically expiring on March 31, 2007.

Between April and June 2002, the Company sold 240,249 shares of Class B Preferred Series 1 to a total of fourteen purchasers for cash consideration of $2.00 per share, which was an aggregate cash consideration of $480,498. Each Class B Preferred Series 1 share is convertible into one share of Class A Common at the option of the holder. Between April and June 2002, the company also sold 141,551 shares of Class A Common to certain of the Class B Preferred Series 1 shareholders for cash consideration of $0.31 per share. At that time, the Company also granted options to the Preferred B shareholders who purchased Class A Common to purchase an aggregate total of 424,653 shares of Class A Common at the exercise price of $0.31 per share, with such options commencing in April 2002 and if not exercised, automatically expiring on April 2007.

The Company issued all of the above securities in private transactions in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation S. For transactions in reliance on Regulation S, the purchasers delivered written representations to the Company that they were a Non-US Person, as defined in Regulation S, and that the securities were being acquired for investment only and not with a view toward distribution. For transactions in reliance on Section 4(2) of the Securities Act, the purchasers delivered written representations to the Company that the securities were being acquired for investment only and not with a view toward distribution, and that the purchaser, alone or together with his representative, has knowledge and experience in business matters and securities investments so as to be capable of evaluating the merits of the investment. The Company employed no public advertising or solicitation in connection with these sales. No underwriting discounts or brokerage fees or commissions were paid in connection with any of these transactions.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

In addition to historical information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will", or other similar words or phrases. Forward- looking statements include, without limitation, statements related to the Company's plans, objectives, expectations, and intentions, and market and general economic conditions. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

On January 22, 2002, the SEC issued Financial Reporting Release No. 61, Release No. 33-8056, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The SEC's statement contains suggested enhanced MD&A disclosures covering liquidity, special purpose entities, and other off balance sheet arrangements, contractual obligations and commercial commitments, energy and other commodity contracts, and related party and other transactions conducted at arm's- length. The Company adopted these suggested disclosures for reporting within this report and related financial statements, footnotes, and MD&A. Exclusive of operating leases of the Company's office facilities and computers and equipment necessary in the ordinary course of the Company's business, the Company has no other off balance sheet arrangements other than the special purpose entities outlined in this report. The adoption of these disclosure requirements did not have a significant impact on the Company's financial statements.

Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, deferred tax assets, property and equipment, investments, accrued expenses, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from these sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to the Company's business operations and the understanding of the Company's results of operations. For a detailed discussion on the application of these and other accounting policies, see Note B in the Notes to Consolidated Financial Statements.

Revenue Recognition

Revenue is recognized when management functions are performed.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, marketable securities, and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of the notes payable also approximates fair value given that it bears a market rate of interest. None of the financial instruments are held for trading purposes as of September 30, 2002.

Accounts Receivable

The Company performs periodic credit evaluations of its clients' financial condition and extends credit to virtually all of its clients on an uncollateralized basis. Credit losses to date have been insignificant and within management's expectations. Management has established an allowance for doubtful accounts to cover a specific potentially uncollectible account. In the event of complete non-performance by the Company's clients, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non- performance.

Marketable Securities

Marketable securities at September 30, 2002 and 2001 consist of common stocks of companies listed on exchanges in the United Kingdom. SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re-evaluated at each balance sheet date. The Company's marketable equity securities are classified as trading securities as of September 30, 2001 and as available-for-sale at September 30, 2002. Trading securities are carried at fair value, with unrealized gains and losses reported in the income statement. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in shareholders' equity (in other comprehensive income). The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices.

RESULTS OF OPERATIONS

A. Revenues

Revenues for the periods ended September 30, 2001 and 2002 were primarily produced from the Company's interest in Hotel Management Group. Revenues decreased from $6,113,699 for the fiscal year ending September 30, 2001 to $5,108,653 for the fiscal year ending September 30, 2002. The decrease in revenues in 2002 from 2001 was a result of poorer performance in the hotels with incentive based management fees that the Company operates in California, brought about by the overall worsening economy and the decrease in travel following the tragic events of September 11, 2001.

The Company anticipates revenue to Hotel Management Group arising from the management of the California hotels to remain flat in 2003 as the recession in the United States continues and the travel industry continues to be negatively impacted. Beyond 2003, the Company expects this revenue to improve, but at rates of growth slower than it experienced in the late 1990's.

In 2002, the Company took over management of the Hampton Inn Meacham, Fort Worth. Although the revenue from management of the hotel is relatively small, there may be additional opportunities to manage other limited service hospitality properties that the owner may acquire in the coming year.

The problems of the hospitality industry are creating needs for professional management companies that can turn around the performance of financially distressed hotels. The Company believes it has the management skill to help in such turn around efforts, and this difficult business environment may actually boost the Company's opportunities to assume the management, and in some cases acquire ownership, of additional hotels.

The Ramada Plaza Fort Worth is one such example in that, through HGA, the Company is attempting to secure the management and minority ownership of this 430 room hotel adjacent to the convention center in Fort Worth, Texas. On December 16, 2002, the Company assumed the management of this hotel on a temporary basis pending the possible acquisition of the hotel in the first calendar quarter of 2003. The foregoing statement is a forward-looking statement, and the Company may not secure long term management or a percentage of ownership, depending on the availability of debt, equity and City of Fort Worth concessions that may be necessary to complete the transaction.

B. Employee Compensation

Employee compensation expense includes salaries for Messrs Barham and Marks, the accounting staff of HHG, as well as the employees in the hotel locations.

In January 1998, the Company purchased $500,000 and $300,000 increasing life insurance policies on the lives of each of Paul L. Barham and Norman L. Marks, respectively. The purposes of the policies are both (i) to protect the Company's financial interest in the event of the premature death of either of these key employees, and (ii) to provide an employee benefit to these key employees. The Company is the owner and beneficiary of the policies, although the cash value accumulation will accrue to the benefit of the key employees and is payable to the employees upon their retirement or termination of employment, or their heirs in the event of their death during employment. Additional policies were added in the year 2000 to bring coverages to $1,500,000 each.

C. Expenses

Total Expenses for the fiscal year ending September 30, 2001 were $6,660,158, or 109% of revenue, and total expenses for the fiscal year ending September 30, 2002 were $6,051,153 or 118% of revenue. The Company incurred additional expenses during fiscal 2002 in furtherance of its goals of securing hotel management or acquisition opportunities, both in the United States and the United Kingdom. Included in such costs are additional travel expenses, interest, contract fees and services, consulting fees, and legal fees, and the costs associated with expanding its operations into the United Kingdom. Such additional costs above normal operations totaled $504,000 and were comprised of consulting and contract fees amounting to approximately $276,000 (including the cash equivalent of stock issued to Bloomsbury Trustees, , in accordance with the agreement between RP Corporate Strategies and the Company) and development and legal costs of approximately $143,000 expended in pursuing acquisition opportunities. Also included in additional costs were interest expense of $45,000 and the costs associated with the London Office of approximately $40,000.

The Board of Directors of the Company approved adjustments to the compensation of Geoffrey G. Dart ("Dart"), the Chairman of the Company, and the Company has been accruing such compensation at an annual rate of $120,000 since October 1, 2001 as an expense. However, due to the illiquidity of the Company, no amounts have yet been paid to Dart relating to this compensation. An agreement further defining this compensation is under additional review by the Board of Directors. The Company felt that in order to actively pursue opportunities with Rotch Property Group and other such substantial companies in the UK and Europe, more time and effort was required, and that Dart, through his principal UK company, would be best suited to help, based upon his previous involvement in the Company's UK efforts and his significant contacts in the UK. The Company felt that such an active involvement was over and above that required of a director of the Company, and thereby wanted to make adjustments to Dart's compensation.

LIQUIDITY AND CAPITAL RESOURCES

The reduced revenues and increased costs outlined above resulted in a drain on the Company's cash flow. At September 2002 the Company had $46,546 in cash and $995,444 in working capital

Effective October 1, 2001, the Company enacted certain expense and payroll economies, including the Company's directors and most of the officers deferring 20% of their fees or salaries. In addition a wage freeze was implemented at the California hotels managed by the Company.

On October 8, 2001, the Company sold to L&B 2,045,567 of the shares in ET owned by the Company at 3.30 pence sterling per share, raising approximately $100,000 to improve the Company's liquidity. The Company had the right to repurchase the shares, by April 8, 2002 at 3.63 pence sterling per share or extend that right for a further six months upon payment of a fee equal to 10% of the purchase price (approximately $10,000). On April 8, 2002 the Company obtained the additional six month extension to October 8, 2002. On October 8, 2002 the Company obtained an additional six month extension to April 8, 2003, at 4 pence sterling per share for a fee of $10,000.

Additionally, on November 7, 2001, the Company borrowed approximately $150,000 from Netcentric Systems PLC, a company affiliated with L&B for twelve months at an interest rate of 6% per annum in cash and 19% per annum payable in Class A Common of the Company (based on the then market price for the Company's Class A Common. The loan has no prepayment penalties and is secured by 4,215,000 of the Company's shares in ET. This loan was due on November 7, 2002 and was extended for a period of six months, on its original terms.

On April 5, 2002, the Company obtained a $50,000 loan bearing interest at 8% per annum from L&B, which loan is due on April 5, 2003. The loan has no prepayment penalties and is unsecured.

On November 6, 2002 the Company entered into an agreement with Rotch Property Group, wherein the parties agreed, subject to further contract, to enter into joint ventures in Europe as well as the United States. As part of the agreement, Rotch is to acquire 225,000 shares of the Company's Class A Common Stock for $100,000 in a private transaction. At the time of filing of this report, $50,000 has been received with the balance anticipated in the very near future.

On December 20,2002 the Company obtained a loan bearing interest at 8% per annum from Merchant House Group, PLC, which loan is due on March 20, 2003. The loan has no prepayment penalties and is secured by the Company's 236,094 shares in NOIT.

At the time of filing this report, the four hotels that the Company operates are generating insufficient cash to meet the Company's monthly operating and development expenses because (i) the United States economy has declined into a recession, (ii) the Biltmore Hotel in Silicon Valley has been negatively impacted by the downturn in the economy, (iii) the Rancho Santa Barbara Marriott is in its off season, and (iv) the hospitality industry in general is suffering lower revenues in the wake of the tragic events of September 11, 2001.

The Company believes that its existing cash, cash equivalents, negotiated private sales of the Company's Class A Common, possible sales of the Company's marketable securities, together with anticipated cash flows from operations and further borrowings, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund losses.

Item 7. Financial Statements

The following financial statements are filed as a part of this report:

See the Index to Financial Statements on page F-1 immediately following page 28 of this report. All such financial statements, schedules and supplementary data are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure. Our independent auditors are now named Whitley Penn. The former name of our independent auditors was Jackson & Rhodes. In 2002, the accounting and audit division of Jackson & Rhodes merged with Whitley Penn. Our independent auditors have been advised by the Securities and Exchange Commission that for purposes of this Item 8 there has been no reportable change in independent auditors. The CPA at Whitley Penn who supervised our audit for the fiscal year ended September 30, 2002 is the same CPA who supervised our prior year's audit at Jackson & Rhodes.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information with respect to our directors and executive officers as of September 30, 2002.

NAME POSITION WITH COMPANY AGE

Geoffrey Dart Director and Chairman of the Board 55

Paul L. Barham Director and Chief Executive Officer 49

Norman L. Marks Director, President, Chief Operating Officer 61

Gerard Thompson Director 57

Stephen Komlosy Director 61

Each of the five directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified.

GEOFFREY DART was elected as Chairman of the Company's Board of Directors in November 1999 and has served in that capacity since. He also serves as a Director on the Board of Avatar Systems, Inc., a company listed on the NASDAQ Bulletin Board that develops, markets and sells software for the upstream petroleum industry; as Deputy Chairman of L&B, a company listed on the United Kingdom's AIM exchange, that invests in business and property in the United Kingdom and the United States; as Chairman of the Board for ET, a company listed on the London Stock Exchange that provides high quality heating and air conditioning equipment for industrial and commercial applications; and as Chairman of the Board for Merchant House Group PLC, a company listed on the United Kingdom's AIM exchange, that is an investment banking firm. During the last five years he has also served as chairman of First Merchant Capital, Ltd., a UK merchant banking firm, and as a Director of Mortgage Advisors, Ltd., a UK mortgage company. Mr. Dart resides in London.

PAUL L. BARHAM was elected the Chief Executive Officer of Harrell Hospitality Group, Inc. in November 1999 and has served in that capacity since. Prior to that, he served the Company as Chief Financial Officer from 1992 to 1999. He has been a Director of the Company since 1992. He also serves as Director of ET.

NORMAN L. MARKS was elected President, Chief Operating Officer and Director of Harrell Hospitality Group, Inc. in November 1995 and has served in those capacities since.

GERARD THOMPSON was elected as a Director of the Company in November 1999 and has served in that capacity since. He also serves as Director on the Board of Netcentric Systems PLC, a company listed on the United Kingdom's AIM exchange that provides content and information management solutions for internets and intranets; and as Director on the Board of Optimus Corporation, a private company based in Colorado that converts microfiche to an electronic format. During the last five years he has also served as a director of Bariston Associates, a UK financial services company. Mr. Thompson resides in London.

STEPHEN KOMLOSY was elected as Director of the Company in May 2001and has served in that capacity since. He also currently serves as Director of Avatar Systems, Inc.; as Chairman of the Board of L&B; as Director of ET; as Chairman of the Board for Netcentric Systems PLC; and as a Director of Croma Group PLC, a company listed on the United Kingdom's AIM exchange that is developing surveillance and monitoring equipment for civil, commercial and military applications. Mr. Thompson resides in London.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC") and each exchange on which the Company's securities are registered. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no Form 5 was required for those persons, the Company believes that, during the year ended September 30, 2002, other than the inadvertent late filing of a Form 4 by Mr. Komlosy and L&B relating to their purchases, all officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements. Merchant Capital Holdings has informed the Company verbally that no purchases or sales of stock were made during the year, but the written representation of such was not received prior to the filing of this report.

Item 10. Executive Compensation

The following table contains information concerning the annual compensation and long-term compensation payable to named executive officers during each of the last three fiscal years.

Summary Compensation Table
	Annual Compensation				Long term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation
Paul L. Barham, Chief Executive Officer	2002	1455051	-	-	-	1461
	2001	115500	-	-	4,062,500	1444
	2000	109900	2000	-	937,500	1401
Norman L. Marks, President	2002	1207802	-	-	-	3477
	2001	115500	-	-	4,062,500	3348
	2000	109900	2000	-	937,500	3042

Note 1: 2002 Salary for Paul L. Barham was $92,400 paid and $53,105 deferred.

Note 2: 2002 Salary for Norman L. Marks was $106,587 paid and $14,193 deferred.

This table does not include medical expense reimbursement, club dues, or the value of automobiles (and their maintenance, repair and insurance) furnished to all of the executive officers of the Company, which in the aggregate for all officers amounted to $15,600 during fiscal year 2002.

As part of the annual compensation included in the table above, the Company compensates Paul Barham for his service as a non-executive director of ET. ET pays each of its directors a fee of $25,000. Mr. Barham assigned his directors fee to the Company. In addition to this fee, ET granted Barham 1,623,899 stock options to purchase ET common shares at the price of 3pence sterling per share, all of which options Barham then assigned to the Company. Effective October 1, 2001, the employment agreement for Barham was amended to recognize the additional time commitment of Barham to ET. As an incentive to encourage the future results of ET and the resultant increase in the value of the Company's investment in ET, Barham's employment agreement was amended to allocate to Barham 10% of such potential future increase in value of the Company's ET stock investment if and when the Company ever realizes such increase in value.

At the present time the Company has, and at all times during the past three fiscal years, the Company had no pension, retirement, annuity, deferred compensation, incentive or stock purchase, thrift or profit-sharing plan, except the accumulated cash value of the life insurance policies detailed under Item 6B above.

Each of the Directors of the Company who is not employed by the Company received Director Fees at the rate of $2,083.33 per month. Effective October 2001, 20% of such fees were deferred in recognition of the Company's depleted income and resultant illiquidity. Effective September 1, 2002, Dart and Komlosy agreed to fully defer their directors' fees until the Company has adequate liquidity.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the persons who, as of December 20, 2002, were known to the Company to be beneficial owners of more than five percent of each class of the equity securities of the Company:

Class of Securities	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (6)
	DIRECTORS:
Class A Common	Paul L. Barham (2) 16475 North Dallas Parkway Suite 410 Addison, Texas 75001	[see (2) below]	[see (2) below]
Class A Common	Norman L. Marks (3) 16475 North Dallas Parkway Suite 410 Addison, Texas 75001	[see (3) below]	[see (3) below]
	5% BENEFICIAL OWNERS:
Class A Common	Merchant Capital Holdings Ltd c/o Robert Edwards 17060 Dallas Parkway Suite 101 Dallas, TX 75248	2,658,000 plus 9,375,000 options	67.0%
Class A Common	Businesship International, Inc. One Alhambra Plaza Suite 1400 Coral Gables, FL 33134	1,456,140	17.0%
	Name and Address of Beneficial Owner	Number of Shares of Class A Common Stock Beneficially owned as of September 30, 2001 (1)	Approximate Percent of Class
Class A Common	London & Boston Investments PLC, (formerly Cybertec Holdings PLC) Rosedale House Rosedale Road Richmond Surrey England TW 92 SZ	1,392,000	16.2%
Class A Common	Barham Family Interests, Inc. 16475 North Dallas Parkway Suite 410 Addison, Texas 75001	507,500 plus 5,000,000 options (4)	40.5%
Class A Common	Marks & Associates, Inc. 16475 North Dallas Parkway Suite 410 Addison, Texas 75001	500,000 plus 5,000,000 options (4)	40.5%
Class A Common	Riverhead Services, Inc. c/o Lloyds TSB Bank PLC Geneva Branch Place Bel-Air 1 PO Box 5145 CH1211 Geneva 11, Switzerland	625,000	7.3%
Class A Common	Gerard Thompson c/o Wachovia Bank Attn: Larry Wachtel 180 Royal Palm Way Palm Beach, FL 33480	657,258 plus 1,346,774 options	13.6%
Class A Common	The Estate of Wilson Harrell 7380 Pine Valley Road Cumming, GA 30131	822,850 (5)	9.6%

(1) Except as noted below, the individual listed has sole voting and investment power.

(2) Barham and his other family members own 507,500 shares through Barham Family Interests, Inc. and Barham Family Interests, Inc. also has options to acquire 5,000,000 share as set forth in footnote 4 below.

(3) Marks and his other family members own 500,000 shares through Marks and Associates, Inc., and Marks and Associates, Inc. also has options to acquire 5,000,000 shares as set forth in footnote 4 below.

(4) During the fiscal years ending September 30, 2001 and 2000, the Company granted Marks and Associates, Inc. and Barham Family Interests, Inc. each the option to acquire 5,000,000 shares of the Company's Class A Common stock. These options granted by Company expire, if not exercised, on December 31, 2005.

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

Item 12. Certain Relationships and Related Transactions

Transactions involving related parties in the last two years are described in Item 1 of this report.

PART IV

Item 13. Exhibits and Reports on Form 8-K

(g.) Exhibits -

The following exhibits, as required by Item 601 of Regulation SB, are attached hereto or incorporated herein by this reference:

(3) Charter and bylaws:

(a) Restated Certificate of Incorporation as last amended, effective as of March 31, 2000, a copy of which was filed with the Company's Form 14-C report February 14, 2000.

(b) Certificate of Amendment of Restated Certificate of Incorporation, effective as of October 23, 2000, a copy of which was filed with the ompany's 14-C report on October 3, 2000.

(c) Bylaws as amended July 19, 2000 and filed with the Form 10-Q report for the quarter ended June 30, 2000

(4) Instruments defining rights of security holders:

Certificate of Designations, Preferences and Rights of Class B Redeemable Preferred Stock Series 1, as filed with the Delaware Secretary of State on October 9, 2001.

(10) Material Contracts:

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

(e) Loan Agreement London & Boston Investments

(f) Loan Agreement Netcentric

(g) Hotel Acquisition Agreement with Galway

(h) Agreement to terminate Hotel Acquisition Agreement

(i) Office lease

(j) Agreement with Rotch Property Group of February 2001

(k) Agreement with Rotch Property Group of November 2002

(l) Agreement with R P Corporate Strategies

(m) Loan agreement with Merchant House Group, plc

(99) Additional Exhibits:

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

CERTIFICATION

I, Paul L. Barham, certify that:

1. I have reviewed this annual report on Form 10-KSB of Harrell Hospitality Group, Inc.("HHG");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of HHG as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act rules 13a-14 and 15d-14) for HHG and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to HHG including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of HHG's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and

c. Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to HHG's auditors:

a. All significant deficiencies in the design or operation of internal controls which could adversely affect HHG's ability to record, process, summarize and report financial data and have identified for HHG's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management of other employees who have a significant role in HHG's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:12/20/02 /s/ Paul L. Barham

Paul L. Barham in his capacity as Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRELL HOSPITALITY GROUP, INC.

By: //Paul L. Barham//

Paul L. Barham

Chief Executive Officer

and Director

DATE: 12/20/02

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons comprising the majority of the current Directors on behalf of the registrant and in the capacities and on the dates indicated.

//Geoffrey Dart// 12/20/02

Geoffrey Dart Date

Director and Chairman of the Board

//Paul L. Barham// 12/20/02

Paul L. Barham, Date

Director and Chief Executive Officer

//Norman L. Marks// 12/20/02

Norman L. Marks, President Date

Director and Chief Operating Officer

HARRELL HOSPITALITY GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2002 and 2001

Page

Report of Independent Auditors F-2

Audited Consolidated Financial Statements:

Consolidated Balance Sheets F-3

Consolidated Statements of Operations F-4

Consolidated Statements of Changes in Shareholders' Equity F-5

Consolidated Statements of Cash Flows F-6

Notes to Consolidated Financial Statements F-7

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Harrell Hospitality Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Harrell Hospitality Group, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harrell Hospitality Group, Inc. and subsidiaries as of September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Whitley Penn

Dallas, Texas

November 19, 2002

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	$2,002.00	$2,001.00
Assets
Current assets:
Cash and cash equivalents	$46,546	$40,368
Accounts receivable, net of the allowance for
doubtful accounts of $7,500 for 2002 and 2001	33,845	36,741
Marketable equity securities	1,457,045	984,093
Other assets	18,797	47,766
Total current assets	1,556,233	1,108,968

Property and equipment, net	7,358	10,483

Other assets:
Cash and cash equivalents - restricted	262,862	0.00
Deposits	5,205	10,410
	268,067	10,410
Total assets	$1,831,658	$1,129,861

Liabilities and Shareholders' Equity
Current liabilities:
Notes payable	$211,711	$0
Accounts payable and accrued liabilities	122,301	66,002
Accrued salaries	226,778	0
Total current liabilities	560,790	66,002

Commitments and contingencies	0.000	0.000
Redeemable preferred stock (Class B)	492,798	0.000
Shareholders' equity:
Nonredeemable preferred stock (Class A)	243,331	243,331
Common stock:
Class A, $.002 par; 100,000,000 shares authorized, 11,134,379
and 10,882,900 shares issued and outstanding, respectively	22,268	21,766
Additional paid-in capital	3,501,028	3,349,920
Accumulated deficit	(3,355,006)	(2,540,040)
Other comprehensive income (loss)	366,449	(11,118)
Total shareholders' equity	778,070	1,063,859
Total liabilities and shareholders' equity	$1,831,658	$1,129,861

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	$2,002.00	$2,001.00

Revenues:
Management fees	$374,197	$432,285
Consulting fees	0	2,500
Hotel expense reimbursements	4,734,456	5,678,914
Total revenues	5,108,653	6,113,699

Expenses:
Employee compensation	5,213,678	6,116,861
General and administrative	815,667	543,297
Total expenses	6,029,345	6,660,158

Operating loss	(920,692)	(546,459)

Other income (expense):
Other expenses	(28,563)	0.000
Unrealized gain (loss) on marketable securities	180,563	(137,245)
Total other income (expense)	152,000	(137,245)

Net loss	(768,692)	(683,704)

Preferred dividends paid and accrued	33,974	0

Net loss available for common shareholders	$802,666	$683,704

Basic loss per common share	$0.07	$0.07

Weighted average shares outstanding	11,015,874	9,270,400

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended September 30, 2002 and 2001
						Other Comprehensive Income
							Cumulative Change in Available-For Sale Securities	Total Shareholders' Equity
	Preferred			Additional Paid-In Capital	Accumulated Deficit	Cumulative Translation Adjustment
	Stock	Common Stock - Class A
	Amount	Shares	Amount

Balance at September 30, 2000	$243,331	7,307,900	$14,616	$2,722,437	$1,856,336	$8,896	$ -	$1,115,152
Net loss	-	-	-	-	(683,704)	-	-	(683,704)
Cumulative translation adjustment	-	-	-	-	-	(2,222)	-	(2,222)
Total comprehensive loss								(685,926)
Sale of common stock	-	825,000	1,650	124,775	-	-	-	126,425
Issuance of common stock for services	-	250,000	500	7,708	-	-	-	8,208
Issuance of common stock for securities	-	2,500,000	5,000	495,000	-	-	-	500,000
Balance at September 30, 2001	243,331	10,882,900	21,766	3,349,920	(2,540,040)	(11,118)	-	1,063,859
Net loss	-	-	-	-	(802,666)	-	-	(802,866)
Cumulative translation adjustment	-	-	-	-	-	72,816	-	72,816
Change in available-for-sale securities	-	-	-	-	-	-	304,751	304,751
Total comprehensive loss								(425,099)
Accretion of excess of redemption amount of
redeemable preferred stock	-	-	-	-	(12,300)	-	-	(12,300)
Sale of common stock	-	141,551	282	43,598	-	-	-	43,880
Issuance of common stock for services	-	109,928	220	107,510	-	-	-	107,730
Balance at September 30, 2002	243331	11,134,379	$22,268	$3,501,028	$3,355,006	$61,698	$304,751	$778,070

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	$2,002.00	$2,001.00
Operating activities:
Net income (loss) available for common shareholders	$802,666	$683,704
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation	4,072	3,920
Unrealized (gain) loss on marketable securities	(180,563)	137,245
Shares issued for services	107,730	8,208
Changes in assets and liabilities:
Accounts receivable	2,896	64,331
Other assets	28,969	(19,875)
Deposits	5,205	(10,410)
Accounts payable and accrued liabilities	78,107	2,995
Accrued salaries	226,778	0
Net cash used in operating activities	(529,472)	(497,290)

Investing activities:
Purchase of property and equipment	(947)	(8,302)
(Purchase) sale of marketable equity securities	97,302	(17,851)
Net cash provided by (used in) investing activities	96,355	(26,153)

Financing activities:
Proceeds from short-term debt	199,588	0
Sale of common stock	43,880	126,425
Sale of redeemable preferred stock	480,498	0
Dividends paid	(21,809)	(24,331)
Net cash provided by financing activities	702,157	102,094

Net increase (decrease) in cash and cash equivalents	269,040	(421,349)
Cash and cash equivalents at beginning of year	40,368	461,717

Cash and cash equivalents at end of year	$309,408	$40,368

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$18,656	$246

Cash paid during the year for income taxes	$0	$0

Non-cash transactions:
During 2002, the Company traded certain marketable equity securities for other marketable securities in a transaction valued at $359,170.

During 2001, the Company issued 2,500,000 common shares for certain marketable securites valued at $600,000.

A. Nature of Business

Harrell Hospitality Group, Inc., a Delaware corporation (the "Company"), began operations in 1959. The Company changed its name from Harrell International, Inc. on March 31, 2000. The Company entered into the acquisition, development and management of real estate properties including joint ventures and partnerships (in which its interests would be that of a general partner having substantial involvement in management) beginning December 1990. The Company plans to focus its real estate activities upon purchase, development and management of hotels, and other income-producing properties located in the United States and possibly Europe. The Company acquired Hotel Management Group, Inc. ("HMG") in August 1992. The Company has five other wholly-owned subsidiaries.

B. Summary of Significant Accounting Policies

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Accounting

The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Revenue Recognition

Revenue is recognized when management functions are performed.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, marketable securities, and accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments. The carrying value of the notes payable also approximates fair value given that it bears a market rate of interest. None of the financial instruments are held for trading purposes as of September 30, 2002.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2002 and 2001, the Company had no such investments included in cash and cash equivalents. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2002, the uninsured portion of these deposits approximated $176,000. At September 30, 2001 no amounts were uninsured.

The Company's restricted cash represents cash escrowed from sale of the Preferred B shares (Note F) that is restricted for use in acquisitions of hotel properties. Preferred B shareholders representing approximately $218,000 of proceeds have allowed the Company to utilize the cash from their shares for operating purposes. In return, all preferred shareholders have received, in escrow, as collateral for their investment, 4,816,499 shares of the Company's investment in Energy Technique (Note C).

Accounts Receivable

The Company performs periodic credit evaluations of its customers' financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management's expectations. Management has established an allowance for bad debts to cover any potential uncollectible accounts. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated lives of the assets. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited to operations of the respective period. Estimated useful lives for property and equipment are as follows:

Furniture and fixtures	5 years

Computer equipment	3 years

B. Summary of Significant Accounting Policies - continued

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Current income taxes are based on the year's taxable income (loss) for federal and state income tax regulatory purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, Foreign Currency Translation, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of shareholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Marketable Securities

Marketable securities at September 30, 2002 and 2001 consist of common stocks. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities requires certain investments be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re- evaluated at each balance sheet date. The Company's marketable equity securities are classified as trading securities as of September 30, 2001 and as available-for-sale at September 30, 2002. The change in classification was made to reflect the change in status of the marketable equity securities because the Company stopped trading. Trading securities are carried at fair value, with unrealized gains and losses reported in the income statement. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in shareholders' equity (in other comprehensive income). The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices.

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and net unrealized gains (losses) on securities and is presented in the accompanying statement of changes in shareholders' equity. SFAAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

Earnings Per Common Share

The Company computes earnings per common share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company's potential dilutive securities are antidilutive, the accompanying presentation is only of basic earnings per share.

C. Marketable Equity Securities

Marketable equity securities, as of September 30, were composed of the following:

	2002	2001
Cybertec	$0	$447,077
Energy Technique (Note K)	1,134,356	537,016
New Opportunities Investment	322,689
	$1,457,045	$984,093

D. Property and Equipment

Property and equipment, as of September 30, were composed of the following:

	2002	2001
Furniture and fixtures	$38,546	$37,600
Equipment	16,848	16,848
	55,394	54,448
Less accumulated depreciation	48,037	43,965
	$7,357	$10,483

E. Preferred Stock Transaction

By agreement with Businesship International ("Businesship") dated September 27, 1996, the outstanding balance of a certain note of $243,331, including accrued interest of $26,398, was converted into Class A preferred stock issued by the Company. The preferred shares were from a new class of stock authorized by the Company and are nonvoting, non-convertible and will pay a 10% dividend ($24,331 annually), beginning with the year ended September 30, 1996. The Company shall have the right, but not the obligation, to redeem the shares at any time at par value.

F. Redeemable Preferred Stock

In September 2001, the Board of Directors designated the first series of its previously authorized Class B Preferred Stock, par value $0.01 per share. The Certificate of Designations, Preferences and Rights filed with the Delaware Secretary of State on October 9, 2001, designated 500,000 shares as Class B Redeemable Preferred Stock Series 1 (the "B Preferred Series 1"). The B Preferred Series 1 has a stated value of $2.00 per share, is non- voting, has certain mandatory dividend and redemption rights and has certain conversion rights into Class A Common shares. No shares of B Preferred Series 1 were issued or outstanding as of September 30, 2001.

Between April and June 2002, the Company issued 240,249 shares of B Preferred shares for proceeds of $480,498. The shares contain a feature requiring mandatory redemption beginning in fifteen months from the date of issue at 1.13 times the stated value. Redemption is at 7.14% of the original outstanding shares each calendar quarter. The shares carry a 12% dividend, payable quarterly. The preferred stock has been recorded at its fair value at date of issue and the difference between fair value and redemption value is being accreted so that the carrying value will equal the redemption amount on the mandatory redemption date. Redemption requirements are as follows for the years ending September 30:

2003	$81,444
2004	162,889
2005	162,889
5006	135,741
$542,963

G. Income Taxes

The only significant timing difference between the Company's tax and financial basis is related to the Company's unrealized gain on marketable securities. The net operating loss carryforward has offset the deferred taxes of approximately $156,000. As of September 30, 2002, the Company had net operating loss carryforwards of approximately $3,034,000 for tax purposes. Unused operating loss carryforwards may provide future tax benefits, although there can be no assurance that these net operating losses can be recognized in the future. Accordingly, deferred tax assets have been offset in the accompanying financial statements by a valuation allowance.

The loss carryforwards expire as follows:

Year of Expiration	Operating Loss Carryforward Expirations

2003	$ 26,000
2004	1,116,000
2005	278,000
2006	35,000
2007	134,000
2008	105,000
2009	118,000
2015	144,000
2016	532,000
2017	546,000

$ 3,034,000

H. Management Fee Revenues

The Company had significant revenues from four major customers as follows:

	2002	2001
Hotel A	63%	87%
Hotel B	17%	13%
Hotel C	16%
Hotel D	4%

I. Shareholders' Equity

On November 23, 1999, the Company entered into a Stock Acquisition and Option Agreement (the "Stock Agreement") with Merchant Capital Holdings, Ltd. ("MCH"), a British Virgin Islands Company, whereby MCH agreed to buy 5,000,000 shares of the Company's Class A Common Stock for US$.20 per share. MCH also received certain options to purchase up to 1,658,000 additional shares of Class A Common Stock. On July 19, 2000, the Board approved an extension of time of 90 days each for the second and third installments of the stock purchase by MCH in the amounts of $250,000 and $500,000, respectively. As of September 30, 2000, half of the second installment had been received. Subsequent to September 30, 2000, the remaining half of the second installment was received. On April 12, 2001 the Board of Directors approved an amendment to the Stock Agreement to (i) exchange 842,000 shares of the Company's Class A Common Stock for certain shares of Cybertec Holdings, PLC ("Cybertec"), having a value at the date of the exchange of not less than $600,000 and (ii) issue to MCH the remaining 1,658,000 shares of the Company's Class A Common Stock that were issuable under the Stock Agreement. Upon closing of the exchange of the Cybertec shares and in recognition of MCH's business development efforts with Rotch Property Group, Ltd ("Rotch") and other companies, MCH's remaining obligations under the Stock Agreement were deemed satisfied and the remaining stock options under the Stock Agreement were issued to MCH. The exchange transaction with Cybertec was completed on May 30, 2001, and the Company received 4,355,000 shares of Cybertec stock.

As part of the Stock Agreement, two advisors of MCH, Geoffrey Dart ("Dart") and Gerard Thompson ("Thompson") were appointed to the Board of Directors of the Company, with Dart appointed as Chairman of the Board. In connection with the transactions contemplated under the Stock Agreement, the Company, MCH, Marks (and his family affiliates) and Barham (and his family affiliates) entered into a Shareholders Agreement, providing for certain transfer restrictions and voting agreements, on the Class A Common Stock held by certain of the parties. Also, MCH required, as part of the Stock Agreement, that two Employment Agreements be entered into between the Company and Marks and Barham.

Under the terms of the Stock Agreement, when fully completed, MCH had the right to appoint a fifth member to the board of the Company. Accordingly, effective May 31, 2001, Stephen Komlosy, the Chairman of Cybertec Holdings, was elected to the board.

The Company's Board of Directors authorized a common stock split of five-for-one, effective as of September 1, 2000. The par value of the common stock was also changed to $.002 per share and authorized the Class A common shares were increased to 100,000,000.

J. Stock Options

In connection with the Stock Agreement (Note I), MCH was granted options to purchase an additional 5,000,000 shares of Class A Common Stock upon receipt by the Company of the initial $1,000,000 investment and upon completion of the $1,000,000 investment, MCH was issued options to purchase as additional 5,000,000 shares for a total of 10,000,000 options. All such options are exercisable at a price which began at $.20 per share in 2000 and escalates $.02 per share each year until the options expire on December 31, 2005.

As an inducement to enter into the employment agreements, the Company agreed to issue options to Barham and Marks to acquire shares of the Company's Class A Common Stock. The strike price and the term of the options to Barham and Marks were the same as the options issued to MCH. Barham and Marks were granted options in installments as MCH was granted options, except that each will be granted the option to purchase one share for every two shares that MCH was given the option to purchase.

The Company has also issued other options during 2001 and 2002.

In October 1995, the Financial Accounting Standards Board issued SFAS 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair value based method of accounting for an employee stock options or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees.

Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to measure compensation cost, including options issued, under Opinion 25. Under this method, there was no compensation expense for the years ended September 30, 2002 and 2001. There was also no compensation expense using the fair value method for the year ended September 30, 2002.

Following is a summary of options for the years ended September 30:

	2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	20,840,000	$0.27	4,075,000	$0.25
Granted	1,219,653	$0.49	16,765,000	$0.28
Expired	(40,000)		-
Exercised	-		-
Outstanding at end of year	22,019,653	$0.28	20,840,000	$0.27
Exercisable at end of year	21,249,653		20,000,000

K. Investment in Energy Technique, PLC

On March 15, 2001 the Company entered into a Heads of Agreement whereby the Company would acquire as a member of a consortium, an interest in a majority of the outstanding common stock of Energy Technique, PLC ("ET"), a United Kingdom publicly quoted energy related company. The Company used 3,323,120 shares of Cybertec stock that the Company owned, to acquire 11,077,066 shares in ET, equating to approximately 15% of the outstanding common stock of ET. The value of the Cybertec stock exchanged was equal to £333,000 (approximately $480,000). The transaction was completed June 14, 2001, at which time, Dart, Chairman of Harrell Hospitality Group was appointed Executive Chairman of ET and Barham and Stephen Komlosy, Directors of Harrell Hospitality Group, were appointed as non-executive directors of ET.

L. Notes Payable

The Company has two notes payable as of September 30, 2002:

25% note payable to a company in the U.K., payable 103,000 Pounds Sterling on May 7, 2003, interest payable at 25% (6% cash quarterly and the remainder in common shares of the Company), collateralized by the Company's investment in ET.	$161,711
8% unsecured note payable to a company in the UK, payable in US dollars to a company in the UK, interest payable quarterly, principal payable in April 2003.	50,000
$211,711