Form 10QSB
period 2002-12-31
HARRELL HOSPITALITY GROUP INC
filed 2003-02-18
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the quarterly period ended December 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 1, 2003, the issuer had outstanding 11,246,879 of Class A common stock, $.002 par value per share.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

HARRELL HOSPITALITY GROUP, INC.

INDEX

Part I - FINANCIAL INFORMATION3

Item 1 FINANCIAL STATEMENTS3

CONSOLIDATED BALANCE SHEETS 3

CONSOLIDATED BALANCE SHEETS4

CONSOLIDATED STATEMENTS OF OPERATIONS 5

CONSOLIDATED STATEMENTS OF CASH FLOWS 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.7

Item 3. CONTROLS AND PROCEDURES. 9

Part II. OTHER INFORMATION11

SIGNATURES13

CERTIFICATION14

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and September 30, 2002

ASSETS	December 31, 2002 (Unaudited)	September 30, 2002 (Audited)

Current Assets
Cash and cash equivalents	$23,638	$46,546
Accounts receivable net of allowance for doubtful accounts of $7,500	29,791	33,845
Marketable equity securities	2,778,735	1,457,045
Other current assets	16,539	18,797
Total current assets	2,848,703	1,556,233
Property & equipment (net)	6,664	7,358

Cash and cash equivalents - restricted	43,169	262,862
Security deposits	225,205	5,205

Total assets	$3,123,741	$1,831,658

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of December 31, 2002 and September 30, 2002 (Continued)

LIABILITIES & STOCKHOLDERS' EQUITY	December 31, 2002 (Unaudited)	September 30, 2002 (Audited)
Current liabilities:
Notes payable	$265,779	$211,711
Accounts payable and accrued liabilities	120,964	122,301
Accrued salaries	290,535	226,778
Total current liabilities	677,278	560,790
Total liabilities	677,278	560,790

Redeemable preferred stock (Class B)	505,098	492,798
Stockholders' equity:
Preferred stock:
Class A, $1 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share, involuntary liquidation preference	243,331	243,331

Common Stock:
Class A $.002 par value, 100,000,000 shares authorized, 11,246,879 and 11,134,379 shares issued and outstanding respectively	22,493	22,268

Additional paid-in capital	3,550,802	3,501,028
Accumulated deficit	(3,559,332)	(3,355,006)
Other comprehensive income	1,684,072	366,449
Total stockholders' equity	1,941,366	778,070
Total liabilities & stockholders' equity	$3,123,741	$1,831,658

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended December 31
2002	2001

Revenues:
Management fees	$63,672	$89,583
Hotel expense reimbursements	1,080,241	1,077,152
Other income	8,406	7,664
Total revenues	1,152,319	1,174,399

Expenses:
Employee compensation & related Expenses	1,216,384	1,194,703
General & administrative expenses	123,172	162,916
Total expenses	1,339,556	1,357,619

Loss before income taxes	(187,237)	(183,220)

Unrealized loss on securities		(4,833)
Unrealized loss on insurance policy	1,296

Net loss	$(185,941)	$(188,053)

Loss per common share	$0.02	$0.02
Weighted average number of shares outstanding	11,173,509	10,882,900

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended December 31

Operating activities:	2002	2001

Net loss	$(185,941)	$(188,053)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	694	1,002
Unrealized (gain) loss on marketable securities		4,833

Changes in assets and liabilities:
Accounts receivable	4,054	9,279
Current assets	2,257	5,991
Deposits	(220,000)	5,205
Accounts payable and accrued liabilities	62,419	57,987

Net cash used by operations	(336,517)	(103,756)

Investing activities:
Purchase of furniture and equipment	0	0
(Purchase) sale of marketable equity securities	0	97,302
Net cash provided by (used in) investing activities	0	97,302

Financing activities:
Proceeds from short term debt	50,000	149,587
Sale of common stock	50,000
Dividends paid	(6,083)
Net cash provided by financing activities:	93,917	149,587

Net increase (decrease) in cash and equivalents	$(242,600)	$143,133

Cash and equivalents at beginning of period	$309,408	$40,368
Cash and equivalents at end of period	66,808	183,499
Net increase (decrease) in cash and equivalents	$(242,600)	$143,131

HARRELL HOSPITALITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPLES OF DISCLOSURE

The balance sheet as of December 31, 2002, and the related statements of income and cash flows for the three month period ended December 31, 2002 and 2001, are consolidated with the company's wholly owned subsidiary (Hotel Management Group, Inc.), and its wholly owned subsidiaries Harrell Hospitality Group (California), a/k/a Hotel Management Group California, Inc., Hotel Management Group (Tennessee), Hotel Management Group (Oklahoma), Harrell Hospitality Group Texas, Inc. a/k/a Hotel Management Group - Virginia, Inc., H M Group (Alabama), and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2002 included in the Company's Annual report on form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10- KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to the risks of market fluctuations in any securities held by the Company. The forward looking-statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

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

Hotel Management Group - Mississippi, Inc. (HMG(MS))

Hotel Management Group - Tennessee, Inc. (HMG(TN))

Hotel Management Group - Oklahoma, Inc. (HMG(OK))

    Harrell Hospitality Group Texas, Inc., a/k/a Hotel Management Group - Virginia, Inc. (HHG(TX))

H M Group - Alabama, Inc. (HMG(AL))

  The following reflects a summary of the results of operations for the three months ended December 31, 2002, and is fully consolidated with HMG, HHG(CA) HMG(TN), HMG(OK), HHG(TX), and HMG(AL).

Three Months

Total Revenues	1,152,319
Total Expenses	1,338,261
Net Loss	(185,941)

  a. Revenues

    Revenues from the California hotels have decreased 36.5% for the three month period ending December 31, 2002 from the same period in the year 2001, largely arising from the economic slowdown in the Silicon Valley, the market of the Biltmore Hotel, and the general downturn in the travel industry subsequent to the events of September 11, 2001. Fees from Texas hotels increased slightly with the addition of a new management contract in mid-December.

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

  b. Expenses

    The Company continued expense and payroll economies, including some officers of the Company deferring 20% of their salaries and all but one of the directors deferring all of their directors fees.

    In October 2001, the Board of Directors of the Company approved adjustments to the compensation of Geoffrey G. Dart ("Dart"), the Chairman of the Company, and the Company has been accruing such compensation at an annual rate of approximately $120,000 as an expense since that time. However, due to the illiquidity of the Company, no amounts have yet been paid to Dart relating to this compensation. An agreement further defining this compensation is under additional review by the Board of Directors.

    2. BUSINESS DEVELOPMENT

  On June 24, 2002, HHG(TX) entered into a management agreement to manage the Hampton Inn Meacham in Fort Worth, Texas. Under the agreement, HHG(TX) received a management fee of $3,750 per month. On January 16, 2003, the Company issued a 30-day notice of termination to the hotel's owner for non-payment of management fees totaling $10,282.26. Demand has been made upon the owner for payment of the outstanding fees, which fees have not been paid at the time of the filing of this report.

  On December 16, 2002, the Company assumed the management of the Ramada Plaza Hotel, Fort Worth, on a temporary basis pending the possible acquisition of the hotel in 2003.

  On November 6, 2002 the Company entered into an agreement with Rotch Property Group, wherein the parties agreed, subject to further contract, to enter into joint ventures in Europe as well as the United States. As part of the agreement, Rotch is to acquire 225,000 shares of the Company's Class A Common Stock for $100,000 in a private transaction. At the time of filing of this report, $50,000 has been received with the balance anticipated.

  3. LIQUIDITY

  On December 20, 2002 the Company obtained a $50,000 loan bearing interest at 8% per annum from Merchant House Group, PLC, which loan is due on March 20, 2003. The loan has no prepayment penalties and is secured by the Company's 234,094 shares in NOIT.

  On February 11, 2003 the Company sold 943,397 shares of ET stock to Mr. Michael Connel for GBP 125,000 (approximately $200,000). The Company intends to use the cash to reduce its debts and use the balance for working capital.

  The Company believes that its existing cash, cash equivalents, negotiated private sales of the Company's Class A Common, possible additional sales of the Company's marketable securities, together with anticipated cash flows from operations and further borrowings, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund losses.

  Item 3. CONTROLS AND PROCEDURES

  (a) Evaluation of Disclosure Controls and Procedures.

  The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure and controls and procedures (as defined in Exchange Act Rules 13a -14(c) and 15d - 14(c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

  (b) Changes in Internal Controls.

  There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

  Part II. OTHER INFORMATION

  Item 5. Other Information

  Issues Involving the Investment Company Act of 1940

  Following the stock market crash of 1929 and the Great Depression that followed, the U.S. Congress enacted legislation called the Investment Company Act of 1940 (the "1940 Act"), designed primarily to regulate mutual funds. Such mutual funds, or "investment companies," are public companies that invest, reinvest and trade in securities of other companies that they themselves do not control. Prominent examples of investment companies include such companies as the Fidelity, Vanguard and T. Rowe Price organizations, although there are hundreds of other mutual fund companies. An investment company is required to register with the Securities Exchange Commission as such and is subject to a number of restrictions, regulations and limitations under the 1940 Act.

  While the 1940 Act was meant to regulate mutual fund companies, it was not intended to regulate "true" operating companies which have minor investments in the securities of other companies. There are several tests under the 1940 Act to determine whether a company will be classified as an investment company. One test is whether a company holds itself out to the public as being primarily engaged in the business of trading or investing in securities. Another test is whether the company owns investment securities that have a value of more than 40% of the company's total assets. Because of this numeric test, the 40% threshold can have the effect of a company becoming an inadvertent investment company by virtue of its securities holdings if there is a sudden increase in the value of its holdings.

  The 1940 Act and the regulations under it provide for certain exceptions. One exemption is to apply to the SEC for a ruling that the primary business of the company is of a non-investment nature. Another is an exception provided in Rule 3a-2 of the regulations for temporary or "transient" investment companies. This rule provides that a company can avoid being deemed an investment company for a period of one year after failing the 40% of assets test if the company has a bona fide intention to be engaged in a non-investment business within that time.

  On March 15, 2001 the Company entered into a Heads of Agreement whereby the Company would acquire as a member of a consortium, an interest in a majority of the outstanding common stock of Energy Technique, PLC, a United Kingdom publicly quoted company ("ET"). ET manufactures high-end heating and cooling systems for use in large commercial buildings, hotels, and industrial buildings. In June 2001 the Company acquired 11,077,066 shares in ET (the "ET Stock"), equating to approximately 15% of the outstanding common stock of ET. The consideration given by the Company for the ET Stock was approximately US$480,000. In the last calendar quarter, the price of the ET Stock rose dramatically on the London Exchange. The ET Stock, as of December 31, 2002, was trading on the London Exchange at a price of 17.75 pence per share. Based on an exchange rate of £ 1.00 = US$ 1.61 at that date, the value of the ET Stock at the end of the last quarter was approximately $3,033,813, net of the repurchase option on 2,024,567 shares of ET Stock sold by the Company to London & Boston Investments, plc. This dramatic price increase appears to be related to an announcement by ET of the development of a mobile air filtration system that can kill airborne pathogens such as anthrax and tuberculosis.

  The Company also owns 234,094 ordinary shares of New Opportunities Investment Trust, plc (the "NOIT Stock"), and as of December 31, 2002, the NOIT Stock was trading on the AIM Exchange in the United Kingdom at a price of 46 pence per share. Based on an exchange rate of £ 1.00 = US$ 1.61, the value of the NOIT Stock at the end of the last quarter was approximately $173,370. The NOIT Stock was received in exchange for the shares of London & Boston Investments, plc (formerly Cybertec Holdings, plc) that the Company owned.

  While the Company strongly believes it is not an investment company because the Company is primarily an operating company engaged in the hotel management and hotel acquisition business, the recent increases in the value of the ET Stock have caused its value to exceed 40% of the total assets of the Company. In view of this, the Board of Directors desires to avail itself of the exemption provided in Rule 3a-2 for transient investment companies. The Board has approved resolutions to direct the Company's efforts to be primarily engaged in the hospitality business, including hotel management and hotel consulting and in the acquisition of interests in hotels or other hospitality assets and to reduce the Company's investment securities or increase the Company's other assets such that, as soon as prudently feasible, the value of the investment securities shall be less than 40% of the total assets of the Company.

  In that regard, on February 11, 2003, the Company sold 943,397 shares of the ET Stock to Mr. Michael Connell, an individual residing in the United Kingdom who is also an existing member of the consortium controlling ET, for £ 125,000 (approximately $200,000). The Company intends to use the cash to reduce its debts and use the balance for working capital.

  In addition, the Company is continuing to pursue acquisitions of hotel properties. Harrell-Galway Associates LLC, an affiliate of the Company, has a contract to acquire the Ramada Plaza Hotel in Fort Worth, Texas, with a potential closing, if contingencies are resolved to the satisfaction of the Company, late in the first calendar quarter of 2003 or early in the second quarter of 2003.

  If the Company does not reduce the value of its investment securities below 40% of the total assets during calendar year 2003, the Company may apply to the SEC for an exemption. There can be no assurance that the SEC would grant an exemption, and in the event of a denial, the Company might be required to divest itself of the investment securities. Such a divestiture could have a material adverse affect on the Company in that a forced bulk sale of the securities might result in a significant loss of value to the Company. As the restrictions on registered investment companies would considerably alter the current activities and business purposes of the Company, the Company has no plans at this time to register as an investment company.

      Item 6. Exhibits and Reports on Form 8-K.

  No Form 8-K was filed by the Registrant for the quarter ended December 31, 2002.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

HARRELL HOSPITALITY GROUP, INC.
Date:	/s/ Paul L. Barham
Paul L. Barham Chief Executive Officer and Director

  CERTIFICATION

  I, Paul L. Barham, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of Harrell Hospitality Group, Inc.("HHG");

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of HHG as of, and for, the periods presented in this quarterly report;

  4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act rules 13a-14 and 15d-14) for HHG and have:

  a. Designed such disclosure controls and procedures to ensure that material information relating to HHG including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b. Evaluated the effectiveness of HHG's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and

  c. Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

  5. I have disclosed, based on my most recent evaluation, to HHG's auditors:

  a. All significant deficiencies in the design or operation of internal controls which could adversely affect HHG's ability to record, process, summarize and report financial data and have identified for HHG's auditors any material weaknesses in internal controls; and

  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in HHG's internal controls; and

  6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date:____________________ /s/ Paul L. Barham

  Paul L. Barham in his capacity as Chief Executive Officer

  and Chief Financial Officer