Form 10QSB
period 2003-03-31
HARRELL HOSPITALITY GROUP INC
filed 2003-05-21
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2003, the issuer had outstanding 11,359,379 of Class A common stock, $.002 par value per share.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

HARRELL HOSPITALITY GROUP, INC. and SUBSIDIARIES

INDEX

Part I - FINANCIAL INFORMATION3

Item 1 FINANCIAL STATEMENTS3

CONSOLIDATED BALANCE SHEETS3

CONSOLIDATED BALANCE SHEETS4

CONSOLIDATED STATEMENTS OF OPERATIONS 5

CONSOLIDATED STATEMENTS OF CASH FLOWS 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.7

Item 3. CONTROLS AND PROCEDURES. 12

Part II. OTHER INFORMATION13

SIGNATURES17

CERTIFICATION18

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2003 and September 30, 2002

ASSETS	March 31, 2003 (Unaudited)	September 30, 2002 (Audited)

Current Assets
Cash and cash equivalents	66,214	46,546
Accounts receivable, net of allowance for doubtful accounts of $7,500 in 2002	87,621	33,845
Marketable equity securities	1,633,293	1,457,045
Other assets	33,634	18,797
Total current assets	1,820,762	1,556,233
Property & equipment, net	5,985	7,358

Cash and cash equivalents - restricted	133,610	262,862
Deposits	131,504	5,205

Total assets	2,091,861	1,831,658

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of March 31, 2003 and September 30, 2002 (Continued)

LIABILITIES & STOCKHOLDERS' EQUITY	March 31, 2003 (Unaudited)	September 30, 2002 (Audited)
Current liabilities:
Notes payable	212,638	211,711
Accounts payable and accrued liabilities	146,879	122,301
Accrued salaries	362,038	226,778
Total current liabilities	721,555	560,790

Commitments and contingencies	-	-
Redeemable preferred stock (Class B)	517,398	492,798
Stockholders' equity:
Preferred stock:
Class A, $1 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331

Common Stock:
Class A $.002 par value, 100,000,000 shares authorized, 11,359,379 and 11,134,379 shares issued and outstanding, respectively	22,718	22,268

Additional paid-in capital	3,600,578	3,501,028
Accumulated deficit	(3,645,432)	(3,355,006)
Other comprehensive income	631,713	366,449
Total stockholders' equity	852,908	778,070
Total liabilities & stockholders' equity	2,091,861	1,831,658

See accompanying notes.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31,		For the Six Months Ended March 31,
2003	2002	2003	2002

Revenues:
Management fees	79,840	101,074	143,512	190,656
Hotel expense reimbursements	1,086,402	1,198,997	2,166,643	2,276,149
Other revenues	8,582	7,168	16,988	14,831
Total revenues	1,174,824	1,307,239	2,327,143	2,481,636

Expenses:
Employee compensation & related expenses	1,256,147	1,317,480	2,472,530	2,512,183
General & administrative expenses	164,185	299,446	287,359	462,361
Total expenses	1,420,332	1,616,926	2,759,889	2,974,544

Operating loss	(245,508)	(309,687)	(432,746)	(492,908)

Realized gain on securities	160,175	-	160,175	-
Realized gain on foreign currency exchange	17,617	-	17,617	-
Unrealized gain (loss) on securities	-	247,733	1,296	242,901

Net loss	(67,716)	(61,954)	(253,658)	(250,007)

Other comprehensive income:
Foreign currency translation adjustments	(337,509)	(19,305)	(225,083)	(30,608)
Unrealized gains (losses) on securities	(714,850)	-	490,347	-
Comprehensive income (loss)	(1,120,075)	(81,259)	11,606	(280,615)

Net loss per common share	$0.01	$0.01	$0.02	$0.02
Weighted average number of shares outstanding	11,228,953	10,962,292	11,228,953	10,922,160
See accompanying notes.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended March 31,

Operating activities:	2003	2002

Net loss	(253,658)	(250,007)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,373	2,020
Issuance of common stock for services	-	107,729
Gain on sale of marketable securities	(179,499)	(145,600)

Changes in assets and liabilities:
Accounts receivable	(53,777)	(37,862)
Other assets	(14,837)	(4,117)
Deposits	(126,299)	5,205
Accounts payable and accrued liabilities	159,837	159,579
Net cash used in operating activities	(466,860)	(163,053)

Investing activities:
Purchase of furniture and equipment	-	(517)
Sale of marketable equity securities	268,515	-
Net cash provided by (used in) investing activities	268,515	(517)

Financing activities:
Proceeds from short term debt	-	199,588
Sale of common stock	100,000	-
Dividends paid	(12,166)	-
Net cash provided by financing activities:	87,834	199,588

Effects of foreign exchange rate on cash	927	-

Net increase (decrease) in cash and equivalents	(109,584)	36,018

Cash and equivalents at beginning of period	309,408	40,368
Cash and equivalents at end of period	199,824	76,386

Non-Cash Transactions:

The Company accreted $24,600 of excess of redemption amount of redeemable preferred stock in 2003.

See accompanying notes.

HARRELL HOSPITALITY GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPLES OF DISCLOSURE

The balance sheet as of March 31, 2003, and the related statements of operations and cash flows are consolidated with the Company's wholly owned subsidiaries Harrell Hotels Europe, Ltd. and Hotel Management Group, Inc., and the latter's wholly owned subsidiaries Harrell Hospitality Group (California), a/k/a Hotel Management Group California, Inc., Hotel Management Group (Tennessee), Hotel Management Group (Oklahoma), Harrell Hospitality Group Texas, Inc. a/k/a Hotel Management Group - Virginia, Inc., H M Group (Alabama), and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10- QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2002 included in the Company's Annual Report on form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10- KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

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

  1. OPERATIONS

A. Revenues

  Revenues from the California hotels have decreased 62.1% for the six month period ending March 31, 2003 from the same period in the year 2002, largely arising from the economic slowdown in the Silicon Valley, the market of the Biltmore Hotel, and the general downturn in the travel industry subsequent to the events of September 11, 2001, and more recently the SARS outbreak in Asia, which region is the source of a lot of business travel for the Silicon Valley. Fees from Texas hotels increased with the addition of a new management contract in mid-December.

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

B. Expenses

  The Company continued expense and payroll reductions, including some officers of the Company deferring some of their salaries and all but one of the directors deferring all of their directors fees.

  In October 2001, the Board of Directors of the Company approved adjustments to the compensation of Geoffrey G. Dart ("Dart"), the Chairman of the Company, and the Company had been accruing such compensation at an annual rate of approximately $120,000 as an expense since that time. However, due to the illiquidity of the Company, no amounts were ever paid to Dart relating to this compensation. Dart and the Company have elected not to implement this compensation arrangement. An agreement has not been executed between Dart and the Company, and the parties are in discussions to determine a settlement amount for past services and a revised arrangement for future services.

C. Other Income

The Company sold 1,183,687 shares of ET stock in two different transactions, and 25,000 shares of NOIT Stock in a third transaction. As a result, there were realized gains on securities and foreign currency exchange aggregating $177,792 in the three months ending March 31, 2003. In the prior year, the marketable equity securities were classified to be trading securities, as opposed to the current classification of available-for-sale securities. Therefore, the unrealized gain on securities was recorded as other income in 2002.

2. BUSINESS DEVELOPMENT

A. HARRELL HOTELS (EUROPE) LTD - UNITED KINGDOM / EUROPE

  In anticipation of potential hotel acquisitions in the United Kingdom, in February 2002, HHG formed a United Kingdom subsidiary named Red Lion Hotels and Suites Limited. The corporation was formed under United Kingdom law as a private company. Other than its initial organization, no business was conducted in this newly formed subsidiary. In this past quarter, the Company has returned to this subsidiary with efforts to generate business from the UK and Europe. On February 20, 2003 the name was changed to Harrell Hotels (Europe) Ltd. Harrell Hotels Europe, Ltd. ("HHE"), whose operations will be based in London, has goals of pursuing the acquisition of hotel properties with others and providing property management, asset management and consulting services to hospitality clients in the UK and Europe.

  HHE opened a bank account in the UK at Lloyds Bank, appointed Sawin & Edwards as its accountants, appointed Birkett & Long its solicitors, and opened a security safekeeping facility with stockbrokers Hargreave Hale, Ltd.
  By Letter of Loan Agreement dated as of May 14, 2003 (the "Letter"), Michael Connell, an individual in Liverpool, England agreed to loan HHE the sum of £120,000 (approximately $193,000). HHE plans to use the proceeds from this loan to repay the indebtedness owed by the Company to Netcentric Plc. The Letter provides that the loan from Michael Connell to HHE will be secured by the 4,215,000 shares of Energy Technique plc ("ET") stock that the Company had pledged to Netcentric Plc as collateral for that loan. The loan from Connell will bear interest at twelve percent (12%) per annum, and the term of the loan is ninety days with an additional ninety day renewal possible. It is anticipated that the Company will transfer the pledged shares of ET stock to HHE to capitalize the subsidiary and secure the loan from Connell.
  HHE has agreed upon terms to engage Blythe Hall Securities ("Blythe Hall"), a company with numerous contacts in the hospitality, banking, insurance, and investment industries in the UK, to help HHE move its plans forward to acquire hospitality operating assets in the UK. The arrangement would provide for Blythe Hall to be paid 10% of the gross monthly management fee earned by HHE pursuant to any management agreement sourced by Blythe Hall, for up to 36 months.
  For services rendered to HHE during the quarter, Northshore Capital Ltd. ("NCL") was paid a fee of £7,739 (approximately $12,247). NCL is a company affiliated with Gerard Thompson, a director of the Company. For services rendered to HHE during the quarter, Apsley Estates, Ltd. ("AEL") was paid a fee of £7,738 (approximately $12,245). AEL is a company affiliated with Geoffrey Dart, chairman and a director of the Company.
  On November 6, 2002 the Company entered into an agreement with Rotch Property Group, wherein the parties agreed, subject to further contract, to enter into joint ventures in Europe as well as the United States. As part of the agreement, Rotch agreed to purchase 225,000 shares of the Company's Class A Common Stock for $100,000 in a private transaction. Rotch has paid the $100,000 to the Company, but were delayed in delivering needed representations and warranties to the Company. The Company has now received such representations and warranties and expect the stock certificate to be issued soon by its transfer agent. Rotch has numerous real estate holdings in the UK and Europe, and HHE plans to work with Rotch to pursue hospitality properties and contracts.
  In anticipation of potential hotel acquisitions in the United Kingdom, in February 2002, HHG also formed a United Kingdom subsidiary named Red Lion Hotels and Resorts Limited. The corporation was formed under United Kingdom law as a private company. On February 20, 2003 the name was changed to Biltmore Hotels and Resorts Ltd ("BHR"). Other than its initial organization, no business has been conducted in this newly formed subsidiary.

  B. BUSINESS DEVELOPMENT - USA

On June 24, 2002, HHG(TX) entered into a management agreement to manage the Hampton Inn Meacham in Fort Worth, Texas. Under the agreement, HHG(TX) received a management fee of $3,750 per month. On January 16, 2003, the Company issued a 30-day notice of termination to the hotel's owner for non-payment of management fees totaling $10,282. Demand has been made upon the owner for payment of the outstanding fees, which fees have not been paid at the time of the filing of this report.

On December 16, 2002, the Company assumed the management of the Ramada Plaza Hotel, Fort Worth, Texas, (the "Ramada Plaza"), on a temporary basis pending the possible acquisition of the Ramada Plaza in 2003. Harrell-Gallway Associates ("HGA") has contracted to purchase the Ramada Plaza and has plans to remodel the hotel. The Company negotiated with the City of Fort Worth, Texas for tax incentives and rebates to proceed with the acquisition and renovation of the Ramada Plaza, and reached agreement with the City on March 31, 2003. Pursuant to the Economic Development Agreement with the City, the City will rebate to HGA a portion of the real estate taxes and hotel occupancy taxes annually for a fifteen year period, with a total amount of rebates to HGA not to exceed $13,476,502 over such fifteen year period. With help provided by these future incentives from the City, HGA is currently negotiating with lenders to provide financing to permit the acquisition and renovation of the Ramada Plaza. If the equity and financing is obtained, HGA, or a partnership to be formed with other equity partners, expects to close the acquisition of the Ramada Plaza prior to September 30, 2003.

3. LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2002 the Company obtained a $50,000 loan bearing interest at 8% per annum from Merchant House Group, PLC. On March 12, 2003, the Company sold 240,290 shares of ET stock to Mr. Gerard Thompson, a director of the Company, at a price of 13.25 pence per share. The trading price of the ET stock on that date was 12.00 pence. The proceeds were used to repay the above loan from Merchant House Group, plc.

On February 11, 2003 the Company sold 943,397 shares of ET stock to Mr. Michael Connell for £125,000 (approximately $200,000). The proceeds from this sale were deposited with NCL, which acted as agent for the Company and handled disbursements on behalf of the Company pending the opening of a bank account in the UK for HHE, the Company's UK subsidiary. HHE's bank account is now open and the Company's funds are deposited therein. The proceeds from the sale have been used for working capital and to help capitalize HHE.

On April 2, 2003 the Company entered into a loan agreement with NCL, and NCL advanced the Company a total of £116,662 (approximately $186,600) which funds were used to pay off the loan of $50,000 from London & Boston Investments, plc ("LBI"), and effect the buyback of 2,045,567 shares of ET from LBI. The 2,045,567 shares now secure the NCL loan. The Company has the right to redeem the 2,045,567 shares of ET from NCL, for £122,734 (approximately $196,400) if payment takes place by May 27, 2003. If the payment occurs after May 27 but before June 26, 2003, the redemption price is £126,000 (approximately $201,600). If the payment does not occur by June 27, 2003, NCL may sell the requisite number of shares of ET to repay the loan and return the balance of the shares to the Company.

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

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company's chief executive officer and its chief financial officer, based on their evaluation of the Company's disclosure, controls and procedures (as defined in Exchange Act Rules 13a -14(c) and 15d - 14(c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

(c) Change in Board of Directors.

The Company issued a Form 14C Annual Information Statement on March 10, 2003, informing its shareholders that its board had been re-elected, except that Mr. Stephen Komlosy had been replaced by Mr. Clive Russell.

Part II. OTHER INFORMATION

Item 2. Changes in Securities

The Company has received $100,000 from Rotch in exchange for issuance of 225,000 shares of the Company's Class A Common Stock. A portion of the stock sales proceeds were received in the quarter ending December 31, 2002, and a portion of the proceeds were received in the quarter ending March 31, 2003. The Company is issuing the securities in a private transaction in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation S. The purchaser has delivered written representations to the Company that it is a Non-US Person, as defined in Regulation S, and that the securities were being acquired for investment only and not with a view toward distribution, and that the purchaser, alone or together with its purchaser representative, has knowledge and experience in business matters and securities investments so as to be capable of evaluating the merits of the investment. The Company employed no public advertising or solicitation in connection with this sale. No underwriting discounts or brokerage fees or commissions were paid in connection with this transaction.

Item 4. Submission of Matters to a Vote of Security Holders

(a) Effective as of March 31, 2003, the Board of Directors were elected by written consent (the "Written Consent") of the holders of a majority of the Company's outstanding shares of Class A Common Stock, in lieu of an annual meeting of stockholders.

(b) Pursuant to the Written Consent, the following directors were elected to serve until the next annual election or until their successors are elected and qualified: Paul L. Barham, Norman L. Marks, Geoffrey G. Dart, Gerard M. Thompson, and Clive Russell. Other than Mr. Russell, all persons elected were existing directors of the Company.

(c) The holders of 5,955,536 shares of Class A Common Stock, constituting approximately 53% of the Class A Common Stock outstanding at the time the Written Consent was executed. Other than the election of directors, no other matters were approved in the Written Consent.

Item 5. Other Information

1. Issues Involving the Investment Company Act of 1940

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

On March 15, 2001 the Company entered into a Heads of Agreement whereby the Company would acquire as a member of a consortium, an interest in a majority of the outstanding common stock of Energy Technique, PLC, a United Kingdom publicly quoted company ("ET"). ET manufactures high-end heating and cooling systems for use in large commercial buildings, hotels, and industrial buildings. In June 2001 the Company acquired 11,077,066 shares in ET (the "ET Stock"), equating to approximately 15% of the outstanding common stock of ET. The consideration given by the Company for the ET Stock was approximately US$480,000. In the third calendar quarter of 2002, the price of the ET Stock rose dramatically on the London Exchange. The ET Stock, as of March 31, 2003, was trading on the London Exchange at a price of 12.50 pence per share. Based on an exchange rate of £ 1.00 = US$ 1.579 at that date, the value of the Company's remaining ET Stock at the end of the last quarter was approximately $1,543,041. Two days after the quarter end, the Company reacquired, through a buy back option, ET Stock having an additional value of approximately $403,743 (based on foreign currency exchange rates and share prices as of March 31, 2003).

The Company also owns 209,094 ordinary shares of New Opportunities Investment Trust, plc (the "NOIT Stock"), and as of March 31, 2003, the NOIT Stock was trading on the AIM Exchange in the United Kingdom at a price of 27 pence per share. Based on an exchange rate of £ 1.00 = US$ 1.579, the value of the NOIT Stock at the end of the last quarter was approximately $89,143. The NOIT Stock was received in exchange for the shares of London & Boston Investments, plc (formerly Cybertec Holdings, plc) that the Company owned.

While the Company strongly believes it is not an investment company because the Company is primarily an operating company engaged in the hotel management and hotel acquisition business, the recent increases in the value of the ET Stock have caused its value to exceed 40% of the total assets of the Company. In view of this, the Board of Directors availed itself of the exemption provided in Rule 3a-2 for transient investment companies. The Board has approved resolutions to direct the Company's efforts to be primarily engaged in the hospitality business, including hotel management and hotel consulting and in the acquisition of interests in hotels or other hospitality assets and to reduce the Company's investment securities or increase the Company's other assets such that, as soon as prudently feasible, the value of the investment securities shall be less than 40% of the total assets of the Company. As a transient investment company, the Company has a twelve month period, which ends December 31, 2003, to reduce the level of investment securities in relation to total assets of the Company.

In that regard, on February 11, 2003, the Company sold 943,397 shares of the ET Stock to Mr. Michael Connell, an individual residing in the United Kingdom who is also an existing member of the consortium controlling ET, for £ 125,000 (approximately $200,000). Further, on March 20, 2003, the Company sold 240,290 shares of ET to Gerard Thompson for approximately $50,000.

In addition, the Company is continuing to pursue acquisitions of hotel properties. Harrell- Galway Associates LLC, an affiliate of the Company, has a contract to acquire the Ramada Plaza Hotel in Fort Worth, Texas, with a potential closing, if financing contingencies are resolved to the satisfaction of the Company, anticipated in the third quarter of 2003.

Further, the Company plans to transfer some of the ET shares to HHE to help capitalize HHE. This value in HHE, which is a wholly owned subsidiary of the Company, may help HHE establish itself in the UK and facilitate its hotel management operations and hotel acquisition efforts. Owning shares of a wholly owned operating subsidiary are not deemed to be investment securities under the 1940 Act; thus the investment in HHE will not be deemed to be investment securities unless HHE itself is an investment company. With the anticipated transfer of the requisite number of shares of ET from the Company to HHE, combined with HHE's hotel operations and hospitality assets in the UK, the Company believes that the1940 Act issue should be resolved prior to December 31, 2003.

However, if the Company does not reduce the value of its investment securities below 40% of the total assets during calendar year 2003, the Company may still apply to the SEC for an exemption. There can be no assurance that the SEC would grant an exemption, and in the event of a denial, the Company might be required to divest itself of the investment securities. Such a divestiture could have a material adverse affect on the Company in that a forced bulk sale of the securities might result in a significant loss of value to the Company. As the restrictions on registered investment companies would considerably alter the current activities and business purposes of the Company, the Company has no plans at this time to register as an investment company.

2. Geoffrey Dart, the Chairman of the Company, resigned as executive chairman of ET on or about January 27, 2003. Upon inquiry from the Company's board, Mr. Dart, through his attorney, informed the Company that he resigned from the ET board upon the medical advice of his doctor that he reduce his workload. Mr. Dart also resigned from the boards of directors of Avatar, Inc., LBI, and Merchant House Group, plc on approximately the same date as the ET resignation. Mr. Dart continues his positions with the Company, Apsley Estates, Ltd., First Merchant Capital, Ltd, Glen Abbey, Inc. and Shillingtons Inc.

3. The Company believes that one or more members of the consortium that acquired the majority of ET stock may have sold its shares, as there were transactions in ET reported on about February 21, 2003 that over seven million shares of ET traded, a dramatic one day increase over the normal volume of ET sales. The Company is trying to learn more about such sales and how this may affect the potential market to dispose of the Company's ET stock, should this become necessary or advisable. Officials of ET indicated that Baskerville Holdings, Limited ("Baskerville") may have had its shares for sale. Baskerville is a company owned by nominee companies on behalf of one or more Dart Family Trusts, discretionary trusts the beneficiaries of which may include members of the Geoffrey Dart Family other than Geoffrey Dart personally. Upon inquiry by the Company, an attorney for Geoffrey Dart has stated to the Company that Mr. Dart does not have knowledge of such a sale by Baskerville and that Mr. Dart does not, nor has he ever had any control over the investment activities of Baskerville or any of the Dart Family Trusts.

4. On March 18, 2003, Paul Barham, the CEO and Vice Chairman of the Company, resigned his position from the board of directors of ET. Mr. Barham cited the challenging economic times that both the Company and ET are facing, and the need to have the Company's board representation on ET, for the betterment of ET and the Company's stock ownership of ET, be based locally in the UK. Mr. Barham proposed that Gerard Thompson, a shareholder and director of the Company, and a shareholder in ET, be appointed to the ET board in his stead. Accordingly, at the March 26, 2003 ET board meeting, Gerard Thompson was elected to the board of ET.

5. Pursuant to the written employment agreement of Paul Barham, as amended effective October 1, 2001, Barham is to be paid a bonus equal to ten percent (10%) of the gain realized by the Company on the sale of ET shares. For sales of ET stock occurring in the quarter, Barham has accrued a bonus relating to such sales of approximately $19,680. This amount has been accrued as compensation payable to Mr. Barham, but has not been paid due to other liquidity needs of the Company.

    Item 6. Exhibits and Reports on Form 8-K.

No Form 8-K was filed by the Registrant for the quarter ended March 31, 2003.

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