Form 10QSB
period 2003-06-30
HARRELL HOSPITALITY GROUP INC
filed 2003-08-20
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the quarterly period ended June 30, 2003

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

(972) 380-0273

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2003, the issuer had outstanding 11,456,897 of Class A common stock, $.002 par value per share.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

HARRELL HOSPITALITY GROUP, INC. and SUBSIDIARIES

INDEX

    Part I - FINANCIAL INFORMATION3
    Item 1 FINANCIAL STATEMENTS3
    CONSOLIDATED BALANCE SHEETS3-4
    CONSOLIDATED STATEMENTS OF OPERATIONS 5
    CONSOLIDATED STATEMENTS OF CASH FLOWS 6
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS7
    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.7

Item 3. CONTROLS AND PROCEDURES. 12

    Part II. OTHER INFORMATION14
    SIGNATURES17

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2003 (Unaudited)	September 30, 2002 (Audited)

Current Assets
Cash	$27,546	$46,546
Accounts receivable, net of allowance for doubtful accounts of $10,252 and $7,500, in 2003 and 2002 respectively	41,803	33,845
Marketable equity securities	2,143,267	1,457,045
Other assets	30,096	18,797
Total current assets	2,242,712	1,556,233
Property & equipment, net	5,305	7,358

Cash - restricted	133,908	262,862
Deposits	131,572	5,205

Total assets	$2,513,497	$1,831,658

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2003 (Unaudited)	September 30, 2002 (Audited)
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$389,566	$211,711
Accounts payable and accrued liabilities	147,860	122,301
Accrued salaries	370,128	226,778
Total current liabilities	907,554	560,790

Commitments and contingencies	-	-
Redeemable preferred stock (Class B)	529,698	492,798
Stockholders' equity:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331

Common Stock:
Class A $.002 par value, 100,000,000 shares authorized, 11,456,897 and 11,134,379 shares, issued and outstanding, respectively	22,914	22,268
Common stock to be issued - 987,772 shares	266,698	-
Additional paid-in capital	3,606,515	3,501,028
Accumulated deficit	(4,105,220)	(3,355,006)
Other comprehensive income	1,293,889	366,449
Deferred stock compensation	(251,882)	-
Total stockholders' equity	1,076,245	778,070
Total liabilities & stockholders' equity	$2,513,497	$1,831,658

See accompanying notes.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended June 30,		For the Nine Months Ended June 30,
2003	2002	2003	2002

Revenues:
Management fees	$87,792	$109,247	$231,304	$299,903
Hotel expense reimbursements	1,080,324	1,243,678	3,246,967	3,519,827
Other revenues	388	7,352	17,376	22,183
Total revenues	1,168,504	1,360,277	3,495,647	3,841,913

Expenses:
Employee compensation & related expenses	1,228,194	1,385,362	3,700,724	3,897,545
General & administrative expenses	205,301	218,113	492,660	680,475
Total expenses	1,433,495	1,603,475	4,193,384	4,578,020

Operating loss	(264,991)	(243,198)	(697,737)	(736,107)

Other Income and Expense:
Realized (loss) on securities	(203,378)	-	(43,203)	-
Realized gain on foreign currency exchange	8,713	-	26,330	-
Unrealized gain (loss) on securities	-	(62,338)	1,296	180,563

Net loss	(459,656)	(305,536)	(713,314)	(555,544)

Other comprehensive income:
Foreign currency translation adjustments	176,364	-	(48,719)	-
Unrealized gains on securities	485,812	-	976,159	-
Comprehensive income (loss)	$202,520	$305,536	$214,126	$555,544

Net (loss) per common share	$0.04	$0.03	$0.06	$0.05
Weighted average number of shares outstanding	11,377,597	11,025,010	11,278,501	10,977,120
See accompanying notes.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended June 30,

	2003	2002
Operating activities:
Net loss	$713,314	$555,544
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,053	3,042
Common stock for services and interest	39,196	107,730
Realized losses on investments	43,203	-
Unrealized gain on sale of marketable securities	-	(83,261)
Foreign currency translation and transaction (gains) losses net	(21,640)	-

Changes in assets and liabilities:
Accounts receivable	(7,958)	(20,508)
Other assets	(11,299)	(3,875)
Restricted cash	128,954	-
Deposits	(126,367)	(244,796)
Accounts payable, accrued liabilities, and accrued salaries	168,909	269,705
Net cash used in operating activities	(498,263)	(527,507)

Investing activities:
Purchase of furniture and equipment	-	(517)
Purchase of marketable equity securities	(128,257)	-
Sale of marketable equity securities	347,912	-
Net cash provided by (used in) investing activities	219,655	(517)

Financing activities:
Proceeds from notes payable	390,493	199,588
Payments on notes payable	(212,638)	-
Sale of common stock	100,000	33,881
Sale of preferred stock	-	370,498
Dividends paid	(18,247)	-
Net cash provided by financing activities:	259,608	603,967

Net increase (decrease) in cash	(19,000)	75,943

Cash at beginning of period	46,546	40,368
Cash at end of period	$27,546	$116,311

See accompanying notes.

HARRELL HOSPITALITY GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPLES OF DISCLOSURE

  The balance sheet as of June 30, 2003, and the related statements of operations and cash flows of Harrell Hospitality Group, Inc. ("HHG" or the "Company") are consolidated with the Company's wholly owned subsidiaries Harrell Hotels Europe, Ltd. and Hotel Management Group, Inc., and the latter's wholly owned subsidiaries Harrell Hospitality Group (California), a/k/a Hotel Management Group California, Inc., Hotel Management Group (Tennessee), Hotel Management Group (Oklahoma), Harrell Hospitality Group Texas, Inc. a/k/a Hotel Management Group - Virginia, Inc., H M Group (Alabama), and Hotel Management Group (Mississippi), and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10- QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2002 included in the Company's Annual Report on form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10- KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

SUBSEQUENT EVENTS

  In July 2003, 3,845,567 shares of Energy Technique, Plc ("ET") were sold for approximately $779,000, resulting in a realized gain of approximately $590,000. Also, on July 15, 2003, the Board approved the issuance of 575,000 stock options to senior staff in the corporate office, the London office, and to the general managers of its three hotels in recognition of their contributions for the year ended September 30, 2002.

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

  1. OPERATIONS

A. Revenues

  Revenues were $3,495,647 for the nine months ended June 30, 2003, a decrease of $346,266 from 2002. Fee revenues for the nine month period ending June 30, 2003 from the California hotels were 55.2% of the same period in the year 2002, largely arising from the economic slowdown in the Silicon Valley, the market of the Biltmore Hotel, and the general downturn in the travel industry subsequent to the events of September 11, 2001, and more recently the SARS outbreak in Asia, which region is the source of significant business travel for the Silicon Valley. Fees from Texas hotels increased with the addition of a new management contract in mid-December.

  A substantial amount of time and effort was given by the executives of the Company searching for additional management contracts and potential acquisitions of hotels. The problems of the hospitality industry are creating needs for professional management companies that can turn around the performance of financially distressed hotels. The Company believes it has the management skill to help in such turn around efforts, and this difficult business environment may actually boost the Company's opportunities to assume the management, and in some cases acquire ownership, of additional hotels.

  B. Expenses

  Expenses were $4,193,384 for the nine months ended June 30, 2003, a decrease of $384,636 from 2002. The Company continued expense and payroll reductions, including some officers of the Company deferring some of their salaries and all but one of the directors deferring all of their directors fees. Full payment of directors' fees resumed as of April 2003.

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

  C. Other Income and Expense
  On June 6, 2003, the Company sold 209,094 shares of New Opportunities Investment Trust, Plc ("NOIT") stock for $79,397, resulting in a realized loss of $240,611. In the prior year, marketable equity securities were classified as trading securities and activity was reflected in other income. In the current year the marketable equity securities are classified as "Available for Sale" and activity is reflected in other comprehensive income. In July 2003, subsequent to the quarter ending June 30, 2003, 3,845,567 shares of ET were sold for approximately $779,000, resulting in a realized gain of approximately $590,000.

  2. BUSINESS DEVELOPMENT

  A. HARRELL HOTELS (EUROPE) LTD - UNITED KINGDOM / EUROPE

  In anticipation of potential hotel acquisitions in the United Kingdom ("UK"), in February 2002, HHG formed a United Kingdom subsidiary named Red Lion Hotels and Suites Limited. The corporation was formed under United Kingdom law as a private company. Other than its initial organization, no business was conducted in this newly formed subsidiary for nearly one year. In the second quarter of this year, the Company returned to this subsidiary with efforts to generate business from the UK and Europe. On February 20, 2003 the name was changed to Harrell Hotels (Europe) Ltd. Harrell Hotels Europe, Ltd. ("HHE"), whose operations are based in London, has goals of pursuing the acquisition of hotel properties with others and providing property management, asset management and consulting services to hospitality clients in the UK and Europe.

  The Company sold 5,416,572 shares of ET at a stated price of 15 pence per share to HHE to capitalize HHE. Of those shares 4,215,000 secured a loan from Netcentric Systems Plc ("Netcentric"), which loan was assumed by HHE. HHE is to issue shares to HHG in exchange for the above ET shares.

  HHE opened a bank account in the UK at Lloyds Bank, appointed Sawin & Edwards as its accountants, appointed Birkett & Long its solicitors, and opened a security safekeeping facility with stockbrokers Hargreave Hale, Ltd.

  By Letter of Loan Agreement dated as of May 14, 2003 (the "Letter"), Michael Connell ("Connell"), an individual in Liverpool, England agreed to loan HHE the sum of £120,000 (approximately $193,000). HHE used the proceeds from this loan to repay the indebtedness owed by the Company to Netcentric. The Letter provided that the loan from Michael Connell to HHE was secured by the 4,215,000 shares of ET stock that the Company had pledged to Netcentric as collateral for that loan. The loan from Connell bore interest at twelve percent (12%) per annum, and the term of the loan was ninety days with an additional ninety day renewal possible. The Connell loan was paid off in July 2003.

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

  HHG entered into short term consulting agreements with RP Corporate Strategies ("RPCS") and Northshore Capital Ltd ("NCL") to perform various services, including financial modeling, asset review and analysis, due diligence, equity and debt procurement and other related services. In addition, a similar consulting agreement for Apsley Estates Ltd ("AEL") was approved by the board of HHG, but has not been signed by AEL as of the date of this report.

  For services rendered to HHE during the quarter, NCL was paid a fee of £8,125 (approximately $13,244). NCL is a company affiliated with Gerard Thompson, a director of the Company. For services rendered to HHE during the quarter, AEL was also paid a fee of £8,125 (approximately $13,244). AEL is a company affiliated with Geoffrey Dart, chairman and a director of the Company. For services rendered during the quarter, RPCS was paid a fee of £2,500 (approximately $4,125). RPCS is a company affiliated with Clive Russell, a director of the Company. Under the terms of the modified agreement with RPCS the Company agreed to issue 987,772 shares of its Class A common stock, which stock will be returned on a prorata basis if certain hotel acquisition goals are not met. The terms of this agreement are reflected on the Company's balance sheet under Common Stock to be issued and Deferred Stock Compensation.

  On November 6, 2002 the Company entered into an agreement with Rotch Property Group ("Rotch"), wherein the parties agreed, subject to further contract, to enter into joint ventures in Europe as well as the United States. As part of the agreement, Rotch purchased 225,000 shares of the Company's Class A Common Stock for $100,000 in a private transaction. Rotch has numerous real estate holdings in the UK and Europe, and HHE plans to work with Rotch to pursue hospitality properties and contracts.

  In anticipation of potential hotel acquisitions in the UK, in February 2002, HHG also formed a UK subsidiary named Red Lion Hotels and Resorts Limited. The corporation was formed under UK law as a private company. On February 20, 2003 the name was changed to Biltmore Hotels and Resorts Ltd. Other than its initial organization, no business has been conducted in this newly formed subsidiary.

  B. BUSINESS DEVELOPMENT - USA

  On June 24, 2002, HHG(TX) entered into a management agreement to manage the Hampton Inn Meacham in Fort Worth, Texas. Under the agreement, HHG(TX) received a management fee of $3,750 per month. On January 16, 2003, the Company issued a 30-day notice of termination to the hotel's owner for non-payment of management fees totaling $10,282. Demand has been made upon the owner for payment of the outstanding fees, which fees have not been paid at the time of the filing of this report. The Company believes that the hotel owner does not have sufficient funds to pay the obligation, and the Company has therefore elected not to incur additional legal costs for pursuing the debt at this time.

  On December 16, 2002, the Company assumed the management of the Ramada Plaza Hotel, Fort Worth, Texas, (the "Ramada Plaza"), on a temporary basis pending the possible acquisition of the Ramada Plaza in 2003. Harrell-Galway Associates ("HGA"), an affiliate of the Company, has contracted to purchase the Ramada Plaza and has plans to remodel the hotel. The Company negotiated with the City of Fort Worth, Texas ("City") for tax incentives and rebates to proceed with the acquisition and renovation of the Ramada Plaza, and reached agreement with the City on March 31, 2003. Pursuant to the Economic Development Agreement with the City, the City will rebate to HGA a portion of the real estate taxes and hotel occupancy taxes annually for a fifteen year period, with a total amount of rebates to HGA not to exceed $13,476,502 over such fifteen year period. With help provided by these future incentives from the City, HGA is currently negotiating with lenders to provide financing to permit the acquisition and renovation of the Ramada Plaza. If the equity and financing is obtained, HGA, or a partnership to be formed with other equity partners, expects to close the acquisition of the Ramada Plaza in the last quarter of the calendar year 2003.

3. LIQUIDITY AND CAPITAL RESOURCES

  On December 20, 2002 the Company obtained a $50,000 loan bearing interest at 8% per annum from Merchant House Group, PLC. On March 12, 2003, the Company sold 240,290 shares of ET stock to Mr. Gerard Thompson, a director of the Company, at a price of 13.25 pence per share, approximately $50,000. The trading price of the ET stock on that date was 12.00 pence. The proceeds were used to repay the above loan from Merchant House Group, plc.

  On February 11, 2003 the Company sold 943,397 shares of ET stock to Mr. Michael Connell for £125,000 (approximately $200,000). The proceeds from this sale were deposited with NCL, which acted as agent for the Company and handled disbursements on behalf of the Company pending the opening of a bank account in the UK for HHE, the Company's UK subsidiary. HHE's bank account is now open and the Company's funds are deposited therein. The proceeds from the sale were used for working capital and to help capitalize HHE.

  On April 2, 2003 the Company entered into a loan agreement with NCL, and NCL advanced the Company a total of £116,662 (approximately $186,600) which funds were used to pay off a loan of $50,000 from London & Boston Investments, plc ("LBI"), and effect the buyback of 2,045,567 shares of ET from LBI. The 2,045,567 shares then secured the NCL loan.

  Subsequent to the end of the quarter ending June 30, 2003, in a number of separate transactions, HHE sold 3,845,567 of its shares of ET for approximately $779,000 to pay off the indebtedness to Connell and NCL and to provide working capital to the Company.

  The Company believes that its existing cash, negotiated private sales of the Company's Class A Common, possible additional sales of the Company's marketable securities, together with anticipated cash flows from operations and further borrowings, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund losses.

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

On May 28, 2003, the Company formed four committees of directors and elected the following persons to those committees:

              Audit Committee Clive Russell (chair)

Gerard Thompson

              Remuneration Committee Geoffrey Dart (chair)

Paul Barham

              Disclosure Committee Gerard Thompson (chair)

Clive Russell

              Securities Committee Paul Barham (chair)

Geoffrey Dart

Part II. OTHER INFORMATION

Item 2. Changes in Securities

The Company has received $100,000 from Rotch in exchange for issuance of 225,000 shares of the Company's Class A Common Stock. A portion of the stock sales proceeds were received in the quarter ending December 31, 2002, and a portion of the proceeds were received in the quarter ending March 31, 2003. The Company issued the securities on May 22, 2003, in a private transaction in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation S. The purchaser has delivered written representations to the Company that it is a Non-US Person, as defined in Regulation S, and that the securities were being acquired for investment only and not with a view toward distribution, and that the purchaser, alone or together with its purchaser representative, has knowledge and experience in business matters and securities investments so as to be capable of evaluating the merits of the investment. The Company employed no public advertising or solicitation in connection with this sale. No underwriting discounts or brokerage fees or commissions were paid in connection with this transaction.

As part of the Company's loan agreement with Netcentric, a portion of the interest accrued was to be paid in stock of the Company. As the loan was settled, 97,518 shares of Class A Common stock were issued to Netcentric on June 13, 2003. These shares were issued in a private transaction in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation S.

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

  On March 15, 2001 the Company entered into a Heads of Agreement whereby the Company would acquire as a member of a consortium, an interest in a majority of the outstanding common stock of Energy Technique a United Kingdom publicly quoted company ("ET"). ET manufactures high-end heating and cooling systems for use in large commercial buildings, hotels, and industrial buildings. In June 2001 the Company acquired 11,077,066 shares in ET (the "ET Stock"), equating to approximately 15% of the outstanding common stock of ET. The consideration given by the Company for the ET Stock was approximately US$480,000. In the third calendar quarter of 2002, the price of the ET Stock rose dramatically on the London Exchange. The ET Stock, as of June 30, 2003, was trading on the London Exchange at a price of 13.12 pence per share. Based on an exchange rate of £ 1.00 = US$ 1.6503 at that date, the value of the ET Stock at the end of the quarter, belonging to the Company and its subsidiaries was approximately $2,142,108.

  While the Company strongly believes it is not an investment company because the Company is primarily an operating company engaged in the hotel management and hotel acquisition business, the increases in the value of the ET Stock have caused its value to exceed 40% of the total assets of the Company. In view of this, the Board of Directors availed itself of the exemption provided in Rule 3a-2 for transient investment companies. The Board has approved resolutions to direct the Company's efforts to be primarily engaged in the hospitality business, including hotel management and hotel consulting and in the acquisition of interests in hotels or other hospitality assets and to reduce the Company's investment securities or increase the Company's other assets such that, as soon as prudently feasible, the value of the investment securities shall be less than 40% of the total assets of the Company. As a transient investment company, the Company has a twelve month period, which ends December 31, 2003, to reduce the level of investment securities in relation to total assets of the Company.

  In that regard, on February 11, 2003, the Company sold 943,397 shares of the ET Stock to Mr. Michael Connell, an individual residing in the United Kingdom who is also an existing member of the consortium controlling ET, for £ 125,000 (approximately $200,000). Further, on March 20, 2003, the Company sold 240,290 shares of ET to Gerard Thompson for approximately $50,000.

  During the quarter ending June 30, 2003, the Company sold 5,416,572 shares of ET to HHE, the Company's wholly owned subsidiary. In addition subsequent to the end of the quarter ending June 30, 2003, HHE sold 3,845,567 shares of ET to third parties. As of the date of the filing of this report, the Company owns 4,476,807 shares of ET, which, based on a market price of 14.25 pence and an exchange rate of $1.60, are valued at $1,020,712, and HHE owns 1,571,005 shares, based on a market price of 14.25 pence and an exchange rate of $1.60 are valued at $358,189.

  As set forth above, the Company has sold some of the ET shares to HHE to help capitalize HHE. This value in HHE, which is a wholly owned subsidiary of the Company, may help HHE establish itself in the UK and facilitate its hotel management operations and hotel acquisition efforts. Owning shares of a wholly owned operating subsidiary are not deemed to be investment securities under the 1940 Act; thus the investment in HHE will not be deemed to be investment securities unless HHE itself is an investment company. With the transfer of the requisite number of shares of ET from the Company to HHE, combined with HHE's hotel operations and hospitality assets in the UK, the Company believes that the1940 Act issue should be resolved prior to December 31, 2003.

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

  In addition, the Company is continuing to pursue acquisitions of hotel properties. Harrell- Galway Associates LLC, an affiliate of the Company, has a contract to acquire the Ramada Plaza Hotel in Fort Worth, Texas, with a potential closing, if financing contingencies are resolved to the satisfaction of the Company, anticipated in the fourth quarter of calendar year 2003.

  2. On July 15, 2003, the Board approved the issuance of 575,000 stock options to senior staff in the corporate office, the London office, and to the general managers of its three hotels in recognition of their contributions for the year ended September 30, 2002.

    Item 6. Exhibits and Reports on Form 8-K.

    31.1 Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

    32.1 Certification of Chief Executive officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

No Form 8-K was filed by the Registrant for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

HARRELL HOSPITALITY GROUP, INC.
Date:	__________________________________
Paul L. Barham Chief Executive Officer and Director

Exhibit 31.1

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Paul L. Barham, Chief Executive Officer and Chief Financial Officer of Harrell Hospitality Group, Inc. (the "Registrant"), certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(c) and 15(d)-15(e)) for the Registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. [Paragraph omitted in accordance with SEC transition instructions]

c. Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: _____________________ ______________________________

Paul L. Barham

                Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul L. Barham, Chief Executive Officer of Harrell Hospitality Group, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, to my knowledge:

1. The Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

______________________________

Paul L. Barham

                Chief Executive Officer and Chief Financial Officer

Date: _________________________

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. This certification shall not be deemed incorporated by reference in any filing under the Securities Act of Exchange Act except to the extent that the Company specifically incorporates it by reference.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form with the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished tot he Securities and Exchange Commission or its staff upon request.