Form 10KSB
period 2003-09-30
HARRELL HOSPITALITY GROUP INC
filed 2003-12-29
CIK 45694

HARRELL HOSPITALITY GROUP, INC.

16475 North Dallas Parkway, Suite 410

Addison, Texas 75001

Form 10-KSB

For the fiscal year ended:

September 30, 2003

Submitted to

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.

Commission File No. 0-2661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB.

[X] ANNUAL REPORT UNDER TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2003

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

(1) YES X NO

(2) YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $4,557,415.

The aggregate market value of the registrant's Class A Common Stock held by non- affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of December 16, 2003, the last available quotation date: Approximately $2,264,043.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. The number of shares of the registrant's Class A, $.002 par value Common Stock outstanding as of December 16, 2003 was 13,064,909.

PART I

Forward-looking Statements

In addition to historical information, this annual report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will", or other similar words or phrases. Forward-looking statements include, without limitation, statements related to the Company's plans, objectives, expectations, and intentions, and market and general economic conditions. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Item I. Description of Business

(A) Business Development:

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

The Company decided to move into the real estate management and acquisition business. On August 18, 1992, the Company entered into an Agreement with Hotel Management Group, Inc., a Texas corporation ("HMG"), wherein the Company acquired one hundred percent (100%) of HMG's issued and outstanding shares in exchange for 1,000,000 shares of the Company's Class A $0.002 par value common stock (the "Class A Common Stock"). The principals of HMG, Paul L. Barham and Norman L. Marks, had significant experience in hotel operations and management.

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

On April 1, 2000, the Company changed its name to Harrell Hospitality Group, Inc. ("HHG") The name of the Company was changed to reflect the focus of the Company on hotel related services and business.

On September 1, 2000 the Board declared a five-for-one split of the Company's Class A Common Stock. By amendment of the articles dated October 23, 2002 the par value of the Class A Common Stock was changed to $0.002 per share, and the number of authorized shares of Class A Common Stock was increased to 100,000,000.

On April 12, 2001 the Board of Directors approved an amendment to the Stock Agreement to (i) exchange 842,000 shares of the Company's Class A Common Stock for certain shares of Cybertec Holdings, PLC (now known as London & Boston, PLC) ("L&B"), having a value at the date of the exchange of not less than $600,000 and (ii) issue to MCH the remaining 1,658,000 shares of the Company's Class A Common Stock that were issuable under the Stock Agreement. Upon closing of the exchange of the L&B shares and in recognition of MCH's business development efforts with Rotch Property Group, Ltd ("Rotch") and other companies, MCH's remaining obligations under the Stock Agreement were deemed satisfied and the remaining stock options under the Stock Agreement were issued to MCH . The exchange transaction with L&B was completed on May 30, 2001, and the Company received shares of L&B stock. Pursuant to the terms of the Stock Agreement, the board of directors was thereupon increased to a total of five (5) directors.

On March 15, 2001 the Company entered into an agreement whereby the Company would acquire, as a member of a consortium, an interest in a majority of the outstanding common stock of Energy Technique, PLC ("ET"), a United Kingdom publicly-quoted energy related company. The Company used 3,323,120 shares of the L&B stock that the Company owned to acquire 11,077,066 shares in ET, equating to approximately 15% of the outstanding common stock of ET. The value of the L&B stock exchanged was equal to £333,000 at the time (approximately $480,000). The transaction was completed June 14, 2001, at which time, Geoffrey Dart, Chairman of the Company was appointed Executive Chairman of ET and Paul Barham, Director of the Company, was appointed as non-executive director of ET. In March 2003, Geoffrey Dart and Paul Barham resigned from the Board of Directors of ET, and Gerard Thompson, Director of the Company was appointed Director of ET.

Through the board of directors, the Company has established contacts with companies in the United Kingdom, and it has also sought investment opportunities and capital from the United Kingdom. In furtherance of these efforts in the United Kingdom, the Company opened an office in London, England in November 1999. In the last three years, the Company has actively sought hotel investment in the United Kingdom and entered into a strategic alliance with Rotch Property Group, Ltd. ("Rotch") in February 2001. Rotch is a privately held real estate company that currently owns several hundred commercial real estate properties, primarily in the United Kingdom and Europe. The agreement calls for Rotch to engage the Company in consulting, oversight, management and review functions relating to hotel assets, as well as Rotch assisting the Company in hotel acquisitions. On November 6, 2002, the Company, Rotch, and Vincent Tchenguiz (the Chairman of Rotch) entered into another agreement which further expanded the relationship between the companies in the U.S. and Europe and which provided for Rotch to acquire 225,000 shares of Class A Common Stock in the Company for the sum of $100,000. As of the date of this report, no hotel properties or management contracts through this relationship have been obtained.

The Company also entered into a strategic alliance with Galway Financial Group ("Galway") on December 10, 2001 and a Hotel Acquisition Agreement ("HAA") on March 1, 2002, wherein Galway was to provide equity and assist the Company in securing hotel purchase, leasing and management opportunities. Under the HAA Galway was to receive a fee at the time of each hotel acquisition and upon closing of each hotel acquisition Galway will receive shares of Class A Common Stock in the Company. Under the terms of the HAA the parties formed Harrell-Galway Associates, LLC, a Delaware limited liability company ("HGA"), and subsequently HGA entered into three separate contracts to purchase hotels and related amenities. Through HGA, the Company pursued hotel acquisitions in San Antonio, Texas, Fort Worth, Texas and West Columbia, Texas. Equity commitments were not obtained during the inspection periods, and the contracts on the San Antonio and West Columbia hotels were terminated.

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

On December 14, 2001, the Company entered into an agreement with R P Corporate Strategy, Ltd. ("RPC"), a United Kingdom private company affiliated with Clive Russell, for RPC to provide certain consulting services for the Company in connection with potential hotel acquisitions. This agreement was modified and replaced in its entirety by a Hotel Acquisition and Services Agreement (the "RPC Agreement") dated July 1, 2003 between RPC and the Company. The goal under the RPC Agreement is for RPC to assist the Company in completing the acquisition of partial ownership in at least eight hotels within three years from the date of the modification. Pursuant to the RPC Agreement, the Company issued 987,772 shares of its Class A Common Stock to RPC. If the goal of eight hotels is not met within the three year period, the Company can require RPC to return the stock on a prorata basis in proportion that the actual number of hotel acquisitions bears to the goal of eight.

(B) Business of the Issuer:

HOTEL MANAGEMENT

The primary focus of the Company is on hotel management and investment in hotels. At the present time a very high percentage of the Company's revenue is derived from management contracts to manage two hotels in California. The Company is actively seeking and negotiating additional management contracts with other hotels.

The Company has managed nationally recognized franchises, including Sheraton, Holiday Inn, and Ramada, and is approved as one of a small group of independent management companies accepted by Marriott as a franchise for its full service hotels. The Company has also been approved by Hilton Hotels to operate its Hilton Garden Inn hotel line.

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

A. Hotel Management Group, Inc. ("HMG")

Harrell Hospitality Group - California, Inc.("HHG California")

Effective January 1, 1994, Hotel Management Group, Inc. formed a wholly owned subsidiary, Hotel Management Group - California, Inc., ("HMG California") to hold the management contract for the operations of the Biltmore Hotel and Suites in Santa Clara, California. The Biltmore Hotel is a 262 room full service hotel with 8,000 square feet of meeting space. HMG California's management contract is a two-year renewable contract that began in January 1992 and has a current expiration of December 31, 2005. HMG California receives a management fee equal to ten percent (10%) of the hotel's net income pre debt, after a 3% reserve for furniture, fixtures and equipment.

HMG California entered into a management contract of the Rancho Santa Barbara Marriott in May 1995.The Marriott is a 149 room full service hotel with 8,000 square feet of meeting space and health and spa facilities. HMG California's management contract is a two-year renewable contract that began in June 1995 and has a current expiration of December 31, 2005. HMG California receives a management fee equal to ten percent (10%) of the hotel's net income pre-debt, after a 3% reserve for furniture, fixtures and equipment.

Revenues of HMG California for the year ending September 30, 2003 amounted to approximately $4,257,067 constituting approximately 93.0% of the Company's total revenue.

In March 2000, HMG California changed its name to Harrell Hospitality Group - California, Inc.

Harrell Hospitality Group Texas, Inc. ("HHG Texas")

On June 24, 2002 HHG Texas assumed the management of the Hampton Inn Meacham in Fort Worth, Texas, a 66 room limited service hotel. The contract was on a month-to-month basis at a management fee of $3,750 per month. On January 16, 2003, the Company issued a 30-day notice of termination to the hotel's owner for non-payment of management fees totaling $10,252. On January 23, 2003, the management contract was terminated. Demand has been made upon the owner for payment of the outstanding fees, which fees have not been paid at the time of the filing of this report. The Company believes that the hotel owner does not have sufficient funds to pay the obligation, and the Company has therefore elected not to incur additional legal costs for pursuing the debt at this time.

On December 16, 2002, the Company assumed the management of the Ramada Plaza Hotel, in downtown Fort Worth, Texas pending the possible acquisition of the hotel by Harrell-Galway Associates ("HGA"), an affiliate of the Company. The Company has contracted to purchase the Ramada Plaza and has plans to remodel the hotel. The Company negotiated with the City of Fort Worth, Texas ("City") for tax incentives and rebates to proceed with the acquisition and renovation of the Ramada Plaza, and reached agreement with the City on March 31, 2003. Pursuant to the Economic Development Agreement with the City, the City will rebate to HGA a portion of the real estate taxes and hotel occupancy taxes annually for a fifteen year period, with a total amount of rebates to HGA not to exceed $13,476,502 over such fifteen year period. With help provided by these future incentives from the City, HGA is currently negotiating with lenders to provide financing to permit the acquisition and renovation of the Ramada Plaza. If the equity and financing is obtained, HGA, through a partnership being formed with other equity partners, expects to close the acquisition of the Ramada Plaza in the first quarter of calendar year 2004. The Economic Development Agreement was amended on November 21, 2003, thereby providing HGA with more time to secure financing and close the purchase. The foregoing statements are forward-looking statements, and the Company may not secure long-term management or a percentage of ownership, depending on the availability of debt, equity, City of Fort Worth concessions and franchise requirements that may be necessary to complete the transaction.

B. Harrell Hotels (Europe) Ltd.

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

The Company sold a total of 5,416,572 shares of ET, in two separate transactions on May 20, 2003 and June 5, 2003, at a stated price of 15 pence per share to HHE to capitalize HHE. Of those shares 4,215,000 secured a loan from Netcentric Systems Plc ("Netcentric"), which loan was assumed by HHE. Subsequent to the year end, on October 23, 2003, HHE issued 60,786,095 shares of HHE stock to HHG in partial payment of the ET shares. The remaining 20,462,485 HHE shares needed to complete the capitalization transaction will be issued to the Company after the completion of a required administrative process by the Stamp Office of the Inland Revenue service of the UK. HHE is a wholly owned subsidiary of HHG.

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

HHE has agreed upon terms to engage Blythe Hall Securities ("Blythe Hall"), a company with numerous contacts in the hospitality, banking, insurance, and investment industries in the UK, to help HHE move its plans forward to acquire hospitality operating assets in the UK. The arrangement provides for Blythe Hall to be paid 10% of the gross monthly management fee earned by HHE pursuant to any management agreement sourced by Blythe Hall, for up to 36 months. No such managment agreements have been sourced by Blythe Hall as of the date of this report.

HHG entered into short term consulting agreements with RP Corporate Strategies ("RPC"), Northshore Capital Ltd ("NCL") and Apsley Estates Ltd ("AEL") to perform various services, including financial modeling, asset review and analysis, due diligence, equity and debt procurement and other related services. For services rendered to HHE during the year, NCL was paid a fee of £33,573 (approximately $54,173). NCL is a company affiliated with Gerard Thompson, a director of the Company. For services rendered to HHE during the year, AEL was paid a fee of £38,572 (approximately $62,239). AEL is a company affiliated with Geoffrey Dart, chairman and a director of the Company. For services rendered during the year, RPC was paid a fee of £25,000 (approximately $40,340). RPC is a company affiliated with Clive Russell, a director of the Company. Under the terms of the modified agreement with RPC, the Company issued 987,772 shares of its Class A common stock to RPC, which stock will be returned to the Company on a prorata basis if certain hotel acquisition goals are not met. The terms of this agreement are reflected on the Company's balance sheet under Common Stock to be issued and Deferred Stock Compensation.

C. Biltmore Hotels And Resorts, Ltd.

In anticipation of potential hotel acquisitions in the UK, in February 2002, HHG also formed a UK subsidiary named Red Lion Hotels and Resorts Limited. The corporation was formed under UK law as a private company. On February 20, 2003 the name was changed to Biltmore Hotels and Resorts Ltd. Other than its initial organization, no business has been conducted in this subsidiary.

Number of Employees

At September 30, 2003, the Company and its subsidiaries had 180 full time employees and 53 part time employees. Of these employees, 228 are employed to work at hotels in California, and the Company is reimbursed by the hotels for these employees' compensation in accordance with management agreements with the hotels.

Item 2. Description of Property

(A) Principal Offices

The Company maintains its administrative and executive offices in leased commercial office space located at 16475 North Dallas Parkway, Suite 410, Addison, Texas. The lease expires on July 31, 2006. In the opinion of management, the premises are suitable and adequate for the present requirements of the Company and ample comparable space is available on comparable terms in the market.

(B) Investment Policies

The Company may from time to time invest in hotel properties. Typically such an investment would be a partial interest in the hotel property in concert with a hotel developer or other investors. While it currently has no such investments, the Company is seeking such investments in both existing hotel properties and hotels to be constructed. Expected ownership in any such hotel would range from a minority position in a real estate limited partnership to a more significant ownership position depending upon the particular investment. Such hotel ownership is anticipated to be coupled with a management contract for the hotel(s). These hotel investments, if made, are expected to be for long term capital appreciation rather than primarily for current income. The Company has placed no expressed limitations on the amount or number of investments in hotel properties.

(C) Issues Involving the Investment Company Act of 1940

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

On March 15, 2001 the Company entered into a Heads of Agreement whereby the Company would acquire as a member of a consortium, an interest in a majority of the outstanding common stock of Energy Technique, PLC, a United Kingdom publicly quoted company ("ET"). ET manufactures high-end heating and cooling systems for use in large commercial buildings, hotels, and industrial buildings. In June 2001, the Company acquired 11,077,066 shares in ET (the "ET Stock"), equating to approximately 15% of the outstanding common stock of ET. The consideration given by the Company for the ET Stock was approximately US$480,000. In the third calendar quarter of 2002, the price of the ET Stock rose dramatically on the London Exchange. The ET Stock, as of December 31, 2002, was trading on the London Exchange at a price of 17.75 pence per share. Based on an exchange rate of £ 1.00 = US$ 1.61 at that date, the value of the Company's ET Stock at December 31, 2002 was approximately $2,580,175. In addition, the Company owned shares of New Opportunities Investment Trust, Plc ("NOIT") stock that had an approximate value at December 31, 2002 of $192,155.

While the Company strongly believes it is not an investment company because the Company is primarily an operating company engaged in the hotel management and hotel acquisition business, the increases in the value of the ET Stock caused its value to exceed 40% of the total assets of the Company. In view of this, the Board of Directors availed itself of the exemption provided in Rule 3a-2 for transient investment companies. The Board has approved resolutions to direct the Company's efforts to be primarily engaged in the hospitality business, including hotel management and hotel consulting and in the acquisition of interests in hotels or other hospitality assets and to reduce the Company's investment securities or increase the Company's other assets such that, as soon as prudently feasible, the value of the investment securities shall be less than 40% of the total assets of the Company. As a transient investment company, the Company has a twelve month period, which ends December 31, 2003, to reduce the level of investment securities in relation to total assets of the Company.

In that regard, on February 11, 2003, the Company sold 943,397 shares of the ET Stock to Mr. Michael Connell, an individual residing in the United Kingdom who is also an existing member of the consortium controlling ET, for £ 125,000 (approximately $200,000). Further, on March 20, 2003, the Company sold 240,290 shares of ET to Gerard Thompson for approximately $51,000.

On June 6, 2003, the Company sold all of its shares of NOIT.

During the quarter ending June 30, 2003, the Company sold 5,416,572 shares of ET to HHE, the Company's wholly owned subsidiary, to help capitalize HHE. The shares of a wholly owned operating subsidiary are not deemed to be investment securities under the 1940 Act; thus the investment in HHE will not be deemed to be investment securities unless HHE itself is an investment company.

In addition subsequent to the end of the quarter ending June 30, 2003, the Company sold 3,845,567 shares of ET to third parties. As of the date of the filing of this report, the Company owns 5,047,812 shares of ET, which, based on a market price of 9 pence and an exchange rate of $1.7449, are valued at $792,713.

Further, the Company is continuing to pursue acquisitions of hotel properties. Harrell- Galway Associates LLC, an affiliate of the Company, has a contract to acquire the Ramada Plaza Hotel in Fort Worth, Texas, with a potential closing, if financing contingencies are resolved to the satisfaction of the Company, anticipated in the first quarter of calendar year 2004.

With the sale of the NOIT stock and the sales of the ET Stock, combined with HHE's expected hotel operations in the UK, and the hotel and hospitality assets operated by the Company in the United States, the Company believes that the 1940 Act issue has been resolved.

However, if the value of the ET Stock increases or HHE does not begin hotel operations, the value of the Company's investment securities may still exceed 40% of the Company's total assets. In that event, the Company may still have the opportunity to apply to the SEC for an exemption. There can be no assurance that the SEC would grant an exemption, and in the event of a denial, the Company might be required to divest itself of the investment securities. Although the Company may continue to liquidate additional amounts of the ET Stock over time in any event, such a divestiture required by the SEC could have a material adverse affect on the Company in that a forced bulk sale of the securities might result in a significant loss of value to the Company. As the restrictions on registered investment companies would considerably alter the current activities and business purposes of the Company, the Company has no plans at this time to register as an investment company.

Item 3. Legal Proceedings

There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Company during the period ended September 30, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ending September 30, 2003.

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

	Fiscal 2003 Bid Prices		Fiscal 2002 Bid Prices
	High	Low	High	Low

First Quarter	1.01	0.25	1.01	0.25
Second Quarter	0.27	0.25	0.98	0.31
Third Quarter	0.27	0.25	0.31	0.23
Fourth Quarter	0.80	0.25	0.51	0.17

(B) Holders

As of September 30, 2003, there were 719 record holders of the Company's Class A Common Stock.

(C) Dividends

There were no cash dividends paid on the Company's Class A Common Stock in the last two fiscal years. The Company has no present plans to pay dividends on the its Class A Common Stock. No express limits have been set on payment of dividends, other than those imposed by state corporate law statutes.

(D) Securities Authorized for Issuance Under Equity Compensation Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercised price of outstanding options, warrants and rights	Number of securities remaining available to future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	23,298,117	0.29	-
Total	23,298,117	0.29	-

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

On August 22, 2000, the Company granted options to purchase Class A Common to the following individuals: 50,000 to Thomas C. Self; 50,000 to Jonathan Tripp; 50,000 to Daphne Kang; 50,000 to Barbara Ratcliffe; and 10,000 to Paul Harris at an exercise price of $0.20 per share, with such options commencing on August 1, 2002 and if not exercised, automatically expiring on August 1, 2005.

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

On February 13, 2001, the Company granted options to Thomas C. Self to purchase 100,000 shares of Class A Common and Clive Russell to purchase 250,000 shares of Class A Common at the exercise price of $1.25 per share, with an exercise commencement date of February 2003 and if not exercised, automatically expiring on February 15, 2006.

On February 1, 2001, the Company granted options to Stephen Komlosy to purchase 250,000 shares of Class A Common at the exercise price of $1.25 per share, with an exercise commencement date of May 1, 2003 and if not exercised, automatically expiring on May 1, 2006.

Under the terms of the Stock Agreement, on May 11, 2001 the Company sold 1,658,000 shares of Class A Common to MCH, and by partial assignment from MCH of its rights under the Stock Agreement, the Company sold 842,000 shares of Class A Common to L&B. The consideration received by the Company was 3,750,000 shares of L&B common stock. As contemplated by the Stock agreement, on May 11, 2001 the Company also granted options to MCH to purchase 7,500,000 shares of Class A Common, with all such options having the November 99 Option Exercise Terms.

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

On January 21, 2002, the Company issued 109,928 shares of Class A Common shares to Bloomsbury Trustees, LTD., a United Kingdom private company, as assignee from RP Corporate Strategies Agreement in connection with its agreement with the Company.

On March 31, 2002, the Company granted options to purchase Class A Common to the following individuals: 25,000 to Thomas C. Self; 75,000 to Jonathan Tripp; 50,000 to Barbara Ratcliffe; and 10,000 to Paul Harris at an exercise price of $1.25 per share, with such options commencing on March 31, 2004 and if not exercised, automatically expiring on March 31, 2007.

Between April and June 2002, the Company sold 240,249 shares of Class B Preferred to a total of fourteen purchasers for cash consideration of $2.00 per share, which was an aggregate cash consideration of $480,498. Each Class B Preferred Series 1 share is convertible into one share of Class A Common at the option of the holder. Between April and June 2002, the company also sold 141,551 shares of Class A Common to certain of the Class B Preferred Series 1 shareholders for cash consideration of $0.31 per share. At that time, the Company also granted options to the Preferred B shareholders who purchased Class A Common to purchase an aggregate total of 424,653 shares of Class A Common at the exercise price of $0.31 per share, with such options commencing in April 2002 and if not exercised, automatically expiring on April 2007.

On November 6, 2002 the Company entered into an agreement with Rotch Property Group, wherein the parties agreed, subject to further contract, to enter into joint ventures in Europe as well as the United States. As part of the agreement, Rotch was to acquire 225,000 shares of the Company's Class A Common Stock for $100,000 in a private transaction. A portion of the stock sales proceeds were received in the quarter ending December 31, 2002, and the remaining proceeds were received in the quarter ending March 31, 2003. The Company issued the securities on May 22, 2003.

As part of the Company's loan agreement with Netcentric, a portion of the interest accrued was to be paid in stock of the Company. As the loan was settled, 97,518 shares of Class A Common stock were issued to Netcentric on June 13, 2003.

On July 15, 2003, the Board approved the issuance of 575,000 stock options at $0.25, with a vesting date of July 15, 2005, and an expiration date of July 15, 2008, to senior staff in the corporate office, the London office, and to the general managers of its three hotels in recognition of their contributions for the year ended September 30, 2002.

Immediately prior to the Company's fiscal year end, and in settlement of accrued but unpaid salaries and fees, through August 31, 2003, the Company entered into settlement agreements with each respective officer, director, or their affiliated entities, who was owed funds. It was part of the goal of the Company to improve its financial condition, in a similar way to the elimination of the Company's loans, through the liquidation of part of its ET stock holdings. The accrued salaries and fees at August 31, 2003 totaled $457,458.84. The settlement agreements provided for a payment of 20% of the accrued obligation in cash with the balance being paid either (i) in Class A common stock options at the current market price, and having an expiration date of September 30, 2008, or (ii) by extension by five years of options already held by the debt holder, based on a formula of 50 options extended for each dollar of indebtedness waived, or (iii) by issuance of Class A common stock of the Company, whereby a debt holder converted existing options at their current conversion price, together with any remaining options being extended for three years, or (iv) a combination of the above. Under the terms of the settlement agreements the $457,458.84 of accrued obligations owed by the Company was settled as follows:

(i) $91,491.77 was paid by the Company in cash,

(ii) Options to purchase 73,702 shares of Class A common stock, with an expiration date of September 30, 2008, were issued,

(iii) 6,452,369 existing options were extended by five years,

(iv) 620,238 shares of Class A common stock issued in November 2003, by exercising the same number of options, and

(v) 8,112,639 existing options were extended by three years.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

On January 22, 2002, the SEC issued Financial Reporting Release No. 61, Release No. 33-8056, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The SEC's statement contains suggested enhanced disclosures covering liquidity, special purpose entities, and other off balance sheet arrangements, contractual obligations and commercial commitments, energy and other commodity contracts, and related party and other transactions conducted at arm's-length. The Company adopted these suggested disclosures for reporting within this report and related financial statements, footnotes, and management discussion and analysis. Exclusive of operating leases of the Company's office facilities and computers and equipment necessary in the ordinary course of the Company's business, the Company has no other off balance sheet arrangements other than the special purpose entities outlined in this report. The adoption of these disclosure requirements did not have a significant impact on the Company's financial statements.

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

Revenue Recognition

The Company has management contracts with the owners of the hotels it operates. The terms of these contracts vary, usually falling into one of three categories: (1) management fee based on a percentage of the hotel's defined net income; (2) management fee based on a percentage of the hotel's revenues; and, (3) fixed management fee. The revenue from each of these contracts is recognized as management services are rendered in accordance with each contract. In accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes amounts billed to hotels for hotel staff salaries at gross amounts as the Company acts as a principal with regards to these matters. The Company recognizes in its statement of operations the entire amount billed to clients for gross payroll and related taxes, health insurance, workers' compensation, and unemployment insurance. The related gross payroll and related taxes and costs of health insurance, workers' compensation and unemployment insurance are recorded and expensed at the end of an accounting period.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, marketable securities, and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of the notes payable also approximates fair value given that it bears a market rate of interest. None of the financial instruments are held for trading purposes as of September 30, 2003.

Accounts Receivable

The Company performs periodic credit evaluations of its clients' financial condition and extends credit to virtually all of its clients on an uncollateralized basis. Credit losses to date have been insignificant and within management's expectations. Management has established a bad debt reserve to cover management's estimate of uncollectible accounts. In the event of complete non-performance by the Company's clients, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

Marketable Securities

Marketable securities at September 30, 2003 and 2002 consist of common stocks. Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments to be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re-evaluated at each balance sheet date. The Company's marketable equity securities were classified as trading securities through June 30, 2002 and as available-for-sale subsequent to June 30, 2002. The change in classification was made to reflect the change in status of the marketable equity securities. Trading securities are carried at fair value, with unrealized gains and losses reported in the income statement. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income (loss) within the stockholders' equity section of the balance sheet. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices.

RESULTS OF OPERATIONS

A. Revenues

Revenues for the periods ended September 30, 2002 and 2003 were primarily produced from the Company's interest in Hotel Management Group. Revenues decreased from $5,108,653 for the fiscal year ending September 30, 2002 to $4,557,415 for the fiscal year ending September 30, 2003. The decrease in revenues in 2003 over 2002 was a result of poorer performance in the hotels with incentive based management fees that the Company operates in California, brought about by the overall worsening economy, the lingering effect of the SARS outbreak in Asia, which region is the source of significant business travel for the Silicon Valley, and the decrease in travel following the tragic events of September 11, 2001.

The Company anticipates revenue to Hotel Management Group arising from the management of the California hotels to improve, but at rates of growth slower than it experienced in the late 1990's, as the economy continues to improve in the United States.

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

The Ramada Plaza Fort Worth is one such example in that, through HGA, the Company is attempting to secure the management and minority ownership of this 430 room hotel adjacent to the convention center in Fort Worth, Texas. On December 16, 2002, the Company assumed the management of this hotel pending the possible acquisition of the hotel which is now anticipated in the first calendar quarter of 2004. The foregoing statement is a forward-looking statement, and the company may not secure long term management or a percentage of ownership, depending on the availability of debt, equity and City of Fort Worth concessions that may be necessary to complete the transaction.

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

C. Expenses

Total Expenses for the fiscal year ending September 30, 2002 were $5,962,167, or 117% of revenue, and total expenses for the fiscal year ending September 30, 2003 were $5,353,272 or 117% of revenue. The Company incurred additional expenses during fiscal 2003 in furtherance of its goals of securing hotel management or acquisition opportunities, in the United States and United Kingdom. Included in such costs are additional travel expenses, contract fees and services, consulting fees, and legal fees, and in particular, the costs associated with expanding its operations in Europe. Such additional costs above normal operations totaled $304,743. Also included in additional costs in the Company were interest expense of $77,198, audit and legal fees of $100,011, and insurance of $29,365. The Company anticipates further increases in audit, legal and insurance costs for the coming year in its continuing attempts to be compliant with regulations applicable to public companies.

LIQUIDITY AND CAPITAL RESOURCES

The reduced revenues and increased costs outlined above resulted in a drain on the Company's cash flow. At September 2002 the Company had $46,546 in cash and $995,443 in working capital, and at September 2003, the Company had $147,948 in cash and $817,486 in working capital.

Effective October 1, 2001, the Company enacted certain expense and payroll economies, including the Company's directors and most of the officers deferring 20% of their fees or salaries. The accrued fees and salaries at August 31, 2003 were settled in accordance with the settlement agreements outlined in Item 5 above. In addition a wage freeze was implemented at the California hotels managed by the Company.

On October 8, 2001, the Company sold to L&B 2,045,567 of the shares in ET owned by the Company at 3.30 pence sterling per share, raising approximately $100,000 to improve the Company's liquidity. The Company had the right to repurchase the shares, by April 8, 2002 at 3.63 pence sterling per share or extend that right for a further six months upon payment of a fee equal to 10% of the purchase price (approximately $10,000). On April 8, 2002 the Company obtained the additional six month extension to October 8, 2002. On October 8, 2002 the Company obtained an additional six month extension to April 8, 2003, at 4 pence sterling per share for a fee of $10,000. On April 2, 2003, the Company repurchased these shares from L&B using funds borrowed from Northshore Capital Ltd. ("NCL") for that purpose.

On November 7, 2001, the Company borrowed approximately $150,000 from Netcentric Systems PLC, a company affiliated with L&B, at an interest rate of 6% per annum in cash and 19% per annum payable in Class A Common of the Company (based on the then market price for the Company's Class A Common). The loan was secured by 4,215,000 of the Company's shares in ET. This loan was paid off on May 19, 2003.

On April 5, 2002, the Company obtained a $50,000 loan bearing interest at 8% per annum from L&B, which loan was due on April 5, 2003. The loan was paid off on April 2, 2003 using funds borrowed from Northshore Capital Ltd. for that purpose.

On December 20, 2002, the Company obtained a $50,000 loan bearing interest at 8% per annum from Merchant House Group, plc. On March 12, 2003, the Company sold 240,290 shares of ET stock to Mr. Gerard Thompson, a director of the Company, at a price of 13.25 pence per share, approximately $50,000. The trading price of the ET stock on that date was 12.00 pence. The proceeds were used to repay the above loan from Merchant House Group, plc.

On February 11, 2003 the Company sold 943,397 shares of ET stock to Mr. Michael Connell ("Connell") for £125,000 (approximately $200,000). The proceeds from this sale were deposited with NCL, which acted as agent for the Company and handled disbursements on behalf of the Company pending the opening of a bank account in the UK for HHE, the Company's UK subsidiary. HHE's bank account is now open and the Company's funds are deposited therein. The proceeds from the sale were used for working capital and to help capitalize HHE.

On June 6, 2003, the Company sold 209,094 shares of New Opportunities Investment Trust, Plc ("NOIT") stock for $79,397, resulting in a realized loss of $240,611.

Between July and September, 2003, in a number of separate transactions, HHE sold 3,845,567 of its shares of ET for approximately $779,000 to pay off the indebtedness to Connell and NCL and to provide working capital to the Company.

On November 24, 2003, the Company borrowed £100,000 (approximately $170,000) from Connell, at an interest rate of 12% per annum, for an initial period of 90 days, to help the Company's working capital needs. This loan is secured by 2,045,567 shares of ET Stock.

At the time of filing this report, the three hotels that the Company operates are generating insufficient cash to meet the Company's monthly operating and development expenses because (i) the softness of the United States economy, (ii) the Biltmore Hotel has been negatively impacted by the downturn in the Silicon Valley economy, (iii) the Rancho Santa Barbara Marriott is in its off season, and (iv) the hospitality industry in general continues to suffer lower revenues in the wake of the tragic events of September 11, 2001, and the lingering impact of the SARS outbreak in Asia.

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

Item 7. Financial Statements

The following financial statements are filed as a part of this report:

See the Index to Financial Statements on page F-1 immediately following page 34 of this report. All such financial statements, schedules and supplementary data are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Disclosure controls are procedures that are designed with an objective of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For a small company such as ours, the information filings and regulatory compliance is a significant expense, and the available manpower within the company is limited. Such compliance is becoming increasingly more difficult as regulations and rules have been changing rapidly in the past two years. Within the last 90 days from the filing of this report, our management, including the chief executive officer and chief financial officer, have reviewed and evaluated the disclosure controls of the Company. While management believes that it is making continuing and good faith efforts to comply in all material respects with the regulations regarding information disclosures, deficiencies in certain internal controls are noted, such as obtaining timely copies and evidence of compliance by the directors, officers and significant shareholder filings to report changes in stock ownership as required under Section 16(a) of the Exchange Act. The chief executive officer has asked the disclosure committee to suggest revisions to internal controls to help achieve more timely compliance and improve disclosure controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information with respect to our directors and executive officers as of September 30, 2003.

NAME	POSITION WITH COMPANY	AGE
Paul L. Barham	Director and Chief Executive Officer	50
Geoffrey Dart	Director and Chairman of the Board	56
Norman L. Marks	Director, President and Chief Operating Officer	62
Gerard Thompson	Director	58
Clive Russell	Director	63

Each of the five directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified.

GEOFFREY DART was elected as Chairman of the Company's Board of Directors in November 1999 and has continued to serve in that capacity since that time. Dart also served until January 27, 2003 as a Director on the Board of Avatar Systems, Inc., a company listed on the NASDAQ Bulletin Board that develops, markets and sells software for the upstream petroleum industry; until January 27, 2003 as Deputy Chairman of L&B, a company listed on the United Kingdom's AIM exchange, that invests in business and property in the United Kingdom and the United States; until January 27, 2003 as Chairman of the Board for ET, a company listed on the London Stock Exchange that provides high quality heating and air conditioning equipment for industrial and commercial applications; and until January 27, 2003 as Chairman of the Board for Merchant House Group PLC an investment banking firm listed on the United Kingdom's AIM exchange. Mr. Dart resides in London.

PAUL L. BARHAM was elected the Chief Executive Officer of Harrell Hospitality Group, Inc. in November 1999 and has served in that capacity since. Prior to that, he served the Company as Chief Financial Officer from 1992 to 1999. He has been a Director of the Company since 1992. He also served as Director of ET until March 2003.

NORMAN L. MARKS was elected President, Chief Operating Officer and Director of Harrell Hospitality Group, Inc. in November 1995 and has served in those capacities since that time.

GERARD THOMPSON was elected as a Director of the Company in November 1999 and has served in that capacity since that time. He also serves as Director on the Board of Netcentric Systems PLC, a company listed on the United Kingdom's AIM exchange that provides content and information management solutions for internet and intranets; and as Director on the Board of Optimus Corporation, a private company based in Colorado that converts microfiche to an electronic format and as a Director of Energy Technique since March 2003. Mr. Thompson resides in London.

CLIVE RUSSELL was elected as Director of the Company in March 2003. Until 1997 he served as a senior partner of Baker Tilly, an international firm of accountants; since 1997 he has served as director of RP Corporate Strategies, a company that serves as financial structuring consultant in industries including real estate and hotels. Mr. Russell lives in London and also lectures internationally on securitization an allied subjects.

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

Based on review of the copies of such forms received by it, or written representations from certain persons that no Form 5 was required for those persons, the Company believes that for the year ending September 30, 2003, Merchant Capital Holdings is delinquent in filing Form 4 and Form 5, that Clive Russell is delinquent in filing Form 4 and 5. In addition, directors Gerard Thompson and Paul Barham have had a late filing of Form 5 with respect to the acquisition of Class B Preferred Series 1 shares that were purchased in 2002. The disclosure committee has been requested to develop new procedures to ensure more timely compliance with the Section 16(a) requirements.

Item 10. Executive Compensation

The following table contains information concerning the annual compensation and long- term compensation payable to named executive officers during each of the last three fiscal years.

Summary Compensation Table
	Annual Compensation					Long term Compensation
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation
Paul L. Barham, Chief Executive Officer	2003	144,740	[1]	-	-	51,452	1461
	2002	145,505	[2]	-	-	-	1461
	2001	115,500		-	-	4,062,500	1444
Norman L. Marks, President	2003	115,824	[3]	-	-	-	3477
	2002	120,780	[4]	-	-		3477
	2001	115,500		-	-	4,062,500	3348

Note 1: 2003 Salary for Paul L. Barham was $144,740 paid in cash and all deferred salary was settled by extension of stock options pursuant to settlement agreements entered into as of September 2003.

Note 2: 2002 Salary for Paul L. Barham was $92,400 paid and $53,105 deferred.

Note 3: 2003 Salary for Norman L. Marks was $115,824 paid and all deferred salary was settled by extension of stock options pursuant to settlement agreements entered into as of September 2003.

Note 4: 2002 Salary for Norman L. Marks was $106,587 paid and $14,193 deferred.

This table does not include medical expense reimbursement, club dues, or the value of automobiles (and their maintenance, repair and insurance) furnished to all of the executive officers of the Company, which in the aggregate for all officers amounted to $15,600 during fiscal year 2003.

In 2002 and 2003, as part of the annual compensation included in the table above, the Company compensated Paul Barham for his service as a non-executive director of ET. Mr. Barham assigned his directors fee to the Company. In addition to this fee, ET granted Barham 1,623,899 stock options to purchase ET common shares at the price of 3 pence sterling per share, all of which options Barham then assigned to the Company. Effective October 1, 2001, the employment agreement for Barham was amended to recognize the additional time commitment of Barham to ET. As an incentive to encourage the future results of ET and the resultant increase in the value of the Company's investment in ET, Barham's employment agreement was amended to allocate to Barham 10% of such potential future increase in value of the Company's ET stock investment if and when the Company ever realizes such increase in value. Barham's share of the realized gains in the Company's ET holdings accrued at August 31, 2003, were paid as part of the settlement agreements. Barham resigned as a Director of ET in March 2003.

At the present time the Company has, and at all times during the past three fiscal years, the Company had no pension, retirement, annuity, deferred compensation, incentive or stock purchase, thrift or profit-sharing plan, except the accumulated cash value of the life insurance policies detailed under Item 6B above.

Each of the Directors of the Company who is not employed by the Company receives Director Fees at the rate of $2,083.33 per month. Effective October 2001, 20% of such fees were deferred in recognition of the Company's depleted income and resultant illiquidity. Effective September 1, 2002, Dart agreed to fully defer his directors' fees until the Company has adequate liquidity. All deferred and accrued Directors' Fees through August 31, 2003, were settled as part of the settlement agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the persons who, as of December 15, 2003, who were known to the Company to be beneficial owners of more than five percent of each class of the voting securities of the Company:

Class of Securities	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (5)
	DIRECTORS:
Class A Common	Paul L. Barham (2) 16475 North Dallas Parkway Suite 410 Addison, Texas 75001	[see (2) below]	[see (2) below]
Class A Common	Norman L. Marks (3) 16475 North Dallas Parkway Suite 410 Addison, Texas 75001	[see (3) below]	[see (3) below]
Class A Common	Clive S. Russell (6) 3 Bristol Mews Little Venice, London, UK W9 2JF	[see (6) below] plus 250,000 Options	10.1%
Class A Common	Gerard Thompson c/o Wachovia Bank 255 South County Road Palm Beach, FL 33480	680,335 plus 1,323,697 options	13.9%
	5% BENEFICIAL OWNERS:
Class A Common	Merchant Capital Holdings Ltd c/o Robert Edwards 17060 Dallas Parkway #101 Dallas, TX 75248	3,228,700 plus 8,805,000 options	55.0%
Class A Common	Businesship International, Inc. One Alhambra Plaza Suite 1400 Coral Gables, FL 33134	1,456,140	11.1%
Class of Securities	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (5)
Class A Common	London & Boston Investments PLC, (formerly Cybertec Holdings PLC) Rosedale House Rosedale Road Richmond Surrey England TW 92 SZ	1,392,000	10.7%
Class A Common	Barham Family Interests, Inc. 16475 North Dallas Pkwy Suite 410 Addison, Texas 75001	507,500 plus 5,051,452 options (4)	30.7%
Class A Common	Marks & Associates, Inc. 16475 North Dallas Pkwy Suite 410 Addison, Texas 75001	500,000 plus 5,000,000 options (4)	30.4%
Class A Common	RP Corporate Strategy 3 Bristol Mews Little Venice, London W92JF	987,772	7.3%

  Except as noted below, the individual listed has sole voting and investment power.
  Barham and his other family members own 507,500 shares through Barham Family Interests, Inc. and Barham Family Interests, Inc. also has options to acquire 5,051,452 share as set forth in footnote 4 below.
  Marks and his other family members own 500,000 shares through Marks and Associates, Inc., and Marks and Associates, Inc. also has options to acquire 5,000,000 shares as set forth in footnote 4 below.
  During the fiscal years ending September 30, 2001 and 2000, the Company granted Marks and Associates, Inc. and Barham Family Interests, Inc. each the option to acquire 5,000,000 shares of the Company's Class A Common stock. Some of these options granted by Company expire, if not exercised, on December 31, 2005, with the balance expiring on December 31, 2010.
  The percentage of each class is based on the total amount of outstanding securities plus, as to each person or group, the number of securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.
  Russell, other family members, and associates beneficially own 987,772 shares through RP Corporate Strategy and 109,928 shares through Bloomsbury Trustees, Ltd.

Item 12. Certain Relationships and Related Transactions

Transactions involving related parties in the last two years are described in Item 1 of this report.

Item 13. Exhibits and Reports on Form 8-K

(f.) Exhibits -

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

(e) Agreement between the Company and London & Boston Investments dated October 8, 2001 regarding sale and repurchase of ET Stock

(f) Loan Agreement between the Company and Netcentric dated November 7, 2001

(g) Hotel Acquisition Agreement between the Company and Galway Financial Group, Inc. dated December 10, 2001.

(h) Loan Agreement between the Company and London & Boston Investments dated April 2002.

(i) Termination Agreement between Galway Financial Group, Inc. dated August 22, 2002.

(j) Loan Agreement between the Company and Merchant House Group dated December 20, 2002.

(k) Hotel Acquisition and Services Agreement between the Company and Northshore Capital, Ltd. dated as of May 1, 2003.

(l) Hotel Acquisition and Services Agreement between the Company and RP Corporate Strategies, Ltd. dated as of July 1, 2003.

(m) Hotel Acquisition and Services Agreement between the Company and Apsley Estates, Ltd. dated as of July 1, 2003

(n) Settlement Agreements between the Company and certain officers and directors of the Company dated as of September 29, 2003.

(o) Loan Agreement between the Company and Michael Connell dated November 24, 2003.

(14) Code of Ethics

(21) Subsidiaries of Harrell Hospitality Group, Inc.

(31) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99) Audit Committee Charter

Item 14. Principal Accountant Fees and Services

The following table discloses accounting fees and services that were billed by our auditor, Whitley Penn:

Type of Services Rendered	2003 Fiscal Year	2002 Fiscal Year
(a) Audit Fees	$27,039	$15,000
(b) Audit related Fees	$0	$0
(c) Tax Fees	$0	$0
(d) All Other Fees	$0	$0

Before an accountant is engaged by the Company to render audit or non-audit services, the audit committee of the Company approves the engagement. The audit committee does not have a pre-approval procedure for engaging auditors.

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

_________________________________________ ____________________

Geoffrey Dart Date

Director and Chairman of the Board

_________________________________________ ____________________

Paul L. Barham, Date

Director and Chief Executive Officer

_________________________________________ ____________________

Norman L. Marks, President Date

Director and Chief Operating Officer

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003 and 2002

Table of Contents

Report of Independent Auditors F-2

Audited Consolidated Financial Statements:

Consolidated Balance Sheets F-3

Consolidated Statements of Operations F-4

Consolidated Statements of Changes in Stockholders' Equity F-5

Consolidated Statements of Cash Flows F-6

Notes to Consolidated Financial Statements F-7

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Harrell Hospitality Group, Inc.

We have audited the accompanying consolidated balance sheets of Harrell Hospitality Group, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harrell Hospitality Group, Inc. as of September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Whitley Penn

Dallas, Texas

November 7, 2003 and

November 24, 2003 as related to Note P

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$ 147,948	$ 46,546
Accounts receivable, net of the allowance for
doubtful accounts of $10,252 and $7,500
for 2003 and 2002, respectively	50,386	33,845
Marketable equity securities	833,495	1,457,045
Other assets	35,295	18,797
Total current assets	1,067,124	1,556,233

Property and equipment, net	4,626	7,358

Other assets:
Restricted cash	99,812	262,862
Deposits	156,588	5,205
	256,400	268,067

Total assets	$ 1,328,150	$ 1,831,658

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 94,568	$ 122,301
Accrued salaries	-	226,778
Notes payable	-	211,711
Current portion of shares subject to mandatory redemption	155,070	-
Total current liabilities	249,638	560,790

Shares subject to mandatory redemption, net of current portion	348,160	-

Commitments and contingencies	-	-

Class B redeemable preferred stock	-	492,798

Stockholders' equity:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized,
243,331 shares issued and outstanding, $1.00
per share involuntary liquidation preference	243,331	243,331
Common stock:
Class A, $.002 par value; 100,000,000 shares
authorized, 12,444,669 and 11,134,379
shares issued and outstanding, respectively	24,889	22,268
Class A, $.002 par value, 620,238 shares to be issued	176,958	-
Additional paid-in capital	3,888,550	3,501,028
Accumulated deficit	(3,775,322)	(3,355,006)
Other comprehensive income	422,671	366,449
Deferred stock compensation	(250,725)	-
Total stockholders' equity	730,352	778,070

Total liabilities and stockholders' equity	$ 1,328,150	$ 1,831,658

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2003	2002

Revenues:
Hotel human capital reimbursements	$ 4,225,653	$ 4,734,456
Management fees	331,762	374,197
Total revenues	4,557,415	5,108,653

Expenses:
Employee compensation	4,723,989	5,213,678
General and administrative	629,283	748,489
Total expenses	5,353,272	5,962,167

Operating loss	(795,857)	(853,514)

Other income (expense):
Realized gain (loss) on marketable securities, net	524,943	-
Unrealized gain (loss) on marketable securities, net	-	180,563
Interest expense	(77,198)	(67,178)
Other income (expense)	33,391	(28,563)
Total other income	481,136	84,822

Net loss	(314,721)	(768,692)

Preferred dividends paid and accrued	68,693	33,974

Net loss attributable to common stockholders	$ (383,414)	$ (802,666)

Basic and diluted loss per common share	$ (0.03)	$ (0.07)

Weighted average number of
common shares outstanding	11,393,829	11,015,874

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended September 30, 2003 and 2002

				Common	Additional
	Preferred	Common Stock - Class A		Stock to be	Paid-In
	Stock	Shares	Amount	Issued	Capital

Balance at September 30, 2001	$ 243,331	10,882,900	$ 21,766	$ -	$ 3,349,920

Net loss available for common stockholders	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-
Change in available-for-sale securities	-	-	-	-	-
Total comprehensive loss
Accretion of excess redemption amount of
redeemable preferred stock	-	-	-	-	-
Sale of common stock	-	141,551	282	-	43,598
Issuance of common stock for services	-	109,928	220	-	107,510

Balance at September 30, 2002	243,331	11,134,379	22,268	-	3,501,028

Net loss available for common stockholders	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-
Reclassification of recognized transactions
of available-for-sale securities	-	-	-	-	-
Change in available-for-sale securities	-	-	-	-	-
Total comprehensive loss
Accretion of excess redemption amount of
redeemable preferred stock	-	-	-	-	-
Sale of common stock	-	225,000	450	-	99,550
Issuance of common stock for services	-	987,772	1,976	-	244,968
Issuance of common stock for interest	-	97,518	195	-	24,184
Issuance of stock options for services	-	-	-	-	13,048
Issuance of stock options to employee	-	-	-	-	5,772
Common stock to be issued	-	-	-	176,958	-
Deferred stock compensation amortization	-	-	-	-	-

Balance at September 30, 2003	243,331	12,444,669	24,889	176,958	3,888,550
See accompanying notes to consolidated financial statements.
HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
Years Ended September 30, 2003 and 2002
		Other Comprehensive Income
			Cumulative
		Cumulative	Change in	Deferred	Total
	Accumu- lated	Translation	Available- For-	Stock	Stock- holders'
	Deficit	Adjustment	Sale Securities	Compen- sation	Equity

Balance at September 30, 2001	$ (2,540,040)	$ (11,118)	$ -	$ -	$ 1,063,859

Net loss available for common stockholders	(802,666)	-	-	-	(802,666)
Cumulative translation adjustment	-	72,816	-	-	72,816
Change in available-for-sale securities	-	-	304,751	-	304,751
Total comprehensive loss					(425,099)
Accretion of excess redemption amount of
redeemable preferred stock	(12,300)	-	-	-	(12,300)
Sale of common stock	-	-	-	-	43,880
Issuance of common stock for services	-	-	-	-	107,730

Balance at September 30, 2002	(3,355,006)	61,698	304,751	-	778,070

Net loss available for common stockholders	(383,414)	-	-	-	(383,414)
Cumulative translation adjustment	-	(74,635)	-	-	(74,635)
Reclassification of recognized transactions
of available-for-sale securities	-	-	(203,446)	-	(203,446)
Change in available-for-sale securities	-	-	334,303	-	334,303
Total comprehensive loss					(327,192)
Accretion of excess redemption amount of
redeemable preferred stock	(36,902)	-	-	-	(36,902)
Sale of common stock		-	-	-	100,000
Issuance of common stock for services	-	-	-	(246,944)	-
Issuance of common stock for interest	-	-	-	-	24,379
Issuance of stock options for services	-	-	-	(13,048)	-
Issuance of stock options to employee	-	-	-	-	5,772
Common stock to be issued	-	-	-	-	176,958
Deferred stock compensation amortization	-	-	-	9,267	9,267

Balance at September 30, 2003	(3,775,322)	(12,937)	435,608	(250,725)	730,352
See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2003	2002
Operating Activities:
Net loss available for common stockholders	$ (383,414)	$ (802,666)
Adjustments to reconcile net loss available to common
stockholders to net cash used in operating activities:
Depreciation	2,732	4,072
Common stock issued or to be issued and deferred stock
compensation for services and interest	228,676	107,730
Realized (gains) losses on sale of marketable securities	(524,943)	-
Unrealized (gains) losses on marketable securities	-	(180,563)
Changes in operating assets and liabilities:
Accounts receivable	(16,541)	2,896
Other assets	(16,498)	28,969
Restricted cash	163,050	(262,862)
Deposits	(151,383)	5,205
Accounts payable and accrued liabilities	(27,733)	78,107
Accrued salaries	(226,778)	226,778
Net cash used in operating activities	(952,832)	(792,334)

Investing Activities:
Purchase of property and equipment	-	(947)
Purchase of marketable securities	(128,257)	-
Sale of marketable securities	1,332,972	97,302
Net cash provided by investing activities	1,204,715	96,355

Financing Activities:
Proceeds from notes payable	390,493	199,588
Payments on notes payable	(602,204)	-
Redemption of shares subject to mandatory redemption	(38,770)	-
Sale of common stock	100,000	43,880
Sale of shares subject to mandatory redemption	-	480,498
Dividends paid	-	(21,809)
Net cash provided by (used in) financing activities	(150,481)	702,157

Net increase in cash and cash equivalents	101,402	6,178
Cash and cash equivalents at beginning of year	46,546	40,368

Cash and cash equivalents at end of year	$ 147,948	$ 46,546

Supplemental Cash Flow Information:

Cash paid during the year for interest	$ 61,641	$ 18,656

Cash paid during the year for income taxes	$ -	$ -

Non-cash Transactions:

During 2003 the Company issued stock for services rendered to the Company resulting in an expense of $246,944.
During 2003 the Company issued stock for interest resulting in an expense of $24,379.

During 2002 the Company issued stock for services rendered to the Company resulting in an expense of $107,730.

During 2002 the Company traded marketable securities for other marketable securities valued at $359,170.

HARRELL HOSPITALITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 and 2002

A. Nature of Business

Harrell Hospitality Group, Inc. (the "Company") is a Delaware corporation, originally incorporated in 1959 in the state of Massachusetts under the name of Formula 409, Inc.. The Company is primarily involved in the management and development of hotels, mainly in the states of California and Texas, and the United Kingdom. The Company has eight wholly-owned subsidiaries. The Company's corporate offices are located in Addison, Texas.

In February 2003, the Company began operations in the United Kingdom with the formation of Harrell Hotels Europe, Ltd. ("HHE"), a wholly-owned subsidiary of the Company. The Company's United Kingdom offices are located in London, England.

B. Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2003 and 2002, the Company had no such investments included in cash and cash equivalents.

B. Accounting Policies - continued

Accounts Receivable

The Company performs periodic credit evaluations of its customers' financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management's expectations. Management has established an allowance for bad debts to cover management's estimate of uncollectible accounts. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

Marketable Equity Securities

Marketable securities at September 30, 2003 and 2002 consist of common stocks. Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments to be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re-evaluated at each balance sheet date. The Company's marketable equity securities were classified as trading securities through June 30, 2002 and as available-for-sale subsequent to June 30, 2002. The change in classification was made to reflect the change in status of the marketable equity securities. Trading securities are carried at fair value, with unrealized gains and losses reported in the income statement. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income (loss) within the stockholders' equity section of the balance sheet. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated lives of the assets. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited to other income (expenses) of the respective period. Estimated useful lives for property and equipment are as follows:

Furniture and fixtures	5 years
Computer equipment	3 years

Revenue Recognition

The Company has management contracts with the owners of the hotels it operates. The terms of these contracts vary, usually falling into one of three categories: (1) management fee based on a percentage of the hotel's defined net income; (2) management fee based on a percentage of the hotel's revenues; and, (3) fixed management fee. The revenue from each of these contracts is recognized as management services are rendered in accordance with each contract.

B. Accounting Policies - continued

Revenue Recognition - continued

In accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes amounts billed to hotels for hotel staff salaries at gross amounts as the Company acts as a principal with regards to these matters. The Company recognizes in the statement of operations the entire amount billed to clients for gross payroll and related taxes, health insurance, workers' compensation, and unemployment insurance. The related gross payroll and related taxes and costs of health insurance, workers' compensation and unemployment insurance are recorded and expensed at the end of an accounting period.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Foreign Currency Translation

All assets and liabilities in the balance sheet of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. All revenues and expenses in the statement of operations, of these foreign subsidiaries, are translated at average exchange rates for the year. Translation gains and losses are not included in determining net income but are shown in accumulated other comprehensive income (loss) within the stockholders' equity section of the balance sheet. Foreign currency transaction gains and losses are included in determining net income and were not significant in 2003 or 2002.

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consist of net income (loss), foreign currency translation adjustments and net unrealized gains (losses) on securities and is presented in the accompanying statement of changes in stockholders' equity. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's results of operations or cash flows.

B. Accounting Policies - continued

Earnings Per Common Share

The Company computes earnings per common share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company's potential dilutive securities are anti-dilutive, the accompanying presentation is only of basic earnings per share.

Stock options of 23,298,117 and 23,269,653 for the years ended September 30, 2003 and 2002, respectively, have been excluded from earnings per share due to the stock options being anti-dilutive.

Stock Options

At September 30, 2003, the Company has stock options outstanding for unregistered common shares, which are described more fully in Note K. The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock- Based Compensation, to stock-based employee compensation.

The following presents pro forma loss and per share data as if a fair value accounting method had been used to account for stock based compensation:

	2003	2002

Net loss available for common stockholders	$ (383,414)	$ (802,666)
Stock-based employee compensation expense included in reported net loss	5,772	-
Less total stock-based employee compensation expense determined under fair value based method for all awards	(1,332,395)	(52,334)

Pro forma net loss available for common stockholders	$ (1,710,037)	$ (855,000)

Loss per share:
Basic and diluted, as reported	$ (0.03)	$ (0.07)
Basic and diluted, pro forma	$ (0.15)	$ (0.08)

B. Accounting Policies - continued

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their carrying amounts due to the relatively short maturity of these instruments. The carrying value of notes payable also approximates fair value since it bears market rates of interest. None of these instruments are held for trading purposes

Impact of Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which is required to be adopted for interim periods beginning after June 15, 2003. SFAS No. 150 requires companies to classify mandatory redeemable equity instruments as liabilities. Accordingly, the Company has adopted SFAS 150, and classified its shares subject to mandatory redemption as current and long-term liabilities as of September 30, 2003. The Company has also recorded interest expense of $14,433 for the fourth quarter of 2003 as a result.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

C. Marketable Equity Securities

Marketable equity securities are stated at fair value, which is based on market quotes. Marketable securities, as of September 30, were composed of the following:

	2003	2002

Energy Technique ("ET")	$833,495	$1,134,356
New Opportunities Investment Trust ("NOIT")	-	322,689
Total marketable securities	$833,495	$1,457,045

D. Property and Equipment

Property and equipment, as of September 30, were composed of the following:

	2003	2002

Furniture and fixtures	$ 38,546	$ 38,546
Equipment	16,848	16,848
	55,394	55,394
Less accumulated depreciation	50,768	48,036
Property and equipment, net	$ 4,626	$ 7,358

E. Restricted Cash and Deposits

The Company's restricted cash represents cash escrowed from sale of the redeemable class B preferred stock that is restricted for use as returnable deposits for acquisitions of hotel properties. The Company has placed 2,431,240 shares of the Company's investment in ET in escrow as collateral for the class B preferred stock. As of September 30, 2003, approximately $130,000 of restricted cash was included as returnable deposits for hotel acquisitions.

F. Notes Payable

Notes payable, as of September 30, were composed of the following:

	2003	2002

Note payable at 25% (6% cash quarterly and 19% in class A common stock of the Company), collateralized by the Company's ET stock.	$ -	$ 161,711

Note payable at 8%, unsecured	-	50,000
Total notes payable	$ -	$ 211,711

G. Settlement of Deferred Compensation

As of August 31, 2003, the Company owed deferred compensation of $457,459 to employees and directors. The Company entered into settlement agreements to settle this deferred compensation on August 31, 2003. As a result the Company paid $91,492 in September 2003, recorded 630,238 common shares to be issued, issued 72,702 stock options at fair value, and extended the life of 13,527,805 stock options outstanding by an additional three to five years.

H. Shares Subject to Mandatory Redemption

Between April 2002 and June 2002, the Company issued 240,249 shares of class B preferred stock at $2.00 per share. The class B preferred stock has a stated value of $2.00 per share, is non-voting, has a cumulative 12% annual dividend payable quarterly, and is collateralized by 2,431,240 shares of the Company's ET stock. The stock also contains a feature requiring mandatory redemption beginning in fifteen months from the date of issue at 1.13 times the stated value. Redemption is at 7.14% of the original outstanding shares each calendar quarter. The Company also has the option to redeem additional shares after 15 months above the mandatory redemption at 1.05 times the stated value. Also, class B preferred shareholders may convert their shares to common stock 15 months after issuance at their option. Approximately half of the proceeds from issuance of class B preferred stock are restricted to be used only as returnable deposits in connection with the purchase of one or more hotels, which the Company would receive a contract to manage the hotel if the purchase was completed, and the remaining approximate other half of the proceeds can be used for any lawful corporate purpose. See restricted cash and deposits for more information.

Redemption requirements are as follows for the years ending September 30, 2003:

2004	$ 155,070
2005	155,070
2006	155,070
2007	38,020
Total redemption requirement	$ 503,230

As part of the transaction to issue the class B preferred stock, the Company also sold 141,551 shares of common stock to the purchasers of the class B preferred stock at $.31 per share, which was the closing price of the Company's common stock the day before the agreement was entered into. At that time the Company also granted three common stock options for each share of class B preferred stock purchased, for an aggregate of 424,653 common stock options, at the exercise price of $.31 per share and expire in April 2007. As of September 30, 2003, none of these options have been exercised and all are still outstanding.

I. Class A Preferred Stock

Class A preferred stock is non-voting, non-convertible and pays a 10% annual non-cumulative dividend. The Company has the right, but not the obligation, to redeem the shares at any time at par value and the shares have a $1.00 involuntary liquidation preference.

J. Common Stock

During July 2003, the Company issued 987,772 shares of common stock to a related party for hotel acquisition services to be rendered over a three-year period beginning in July 2003. These shares will be earned as hotels are acquired. If eight hotels are not purchased as a result of the services of this related party, then these shares can be repurchased proportionally for a nominal fee. The Company has recorded approximately $247,000 of deferred stock compensation related to these shares to be amortized as hotels are acquired, which this amount was based on the closing price of the Company's common stock the day before the agreement was entered into.

K. Stock Options

The Company issues non-qualified stock options, which provide a stock incentive for key employees, certain directors, and consultants of the Company. Stock options granted typically vest over three years and expire over five years. The shares issued under this non-qualified plan are not registered under the Securities Act of 1933 (the "Act"). These shares may not be sold or offered for sale in the absence of a registration statement with respect to the securities under the Act or an opinion of counsel stating that registration is not required, or if the Company is otherwise satisfied that the sale of the security may be made without registration.

Following is a summary of options for the years ended September 30:

	2003	Weighted Average Exercise Price	2002	Weighted Average Exercise Price

Outstanding at beginning of year	23,269,653	$ 0.29	20,800,000	$ 0.29
Granted	648,702	0.27	1,219,653	0.58
Expired	-	-	-	-
Exercised	(620,238)	0.29	-	-
Outstanding at end of year	23,298,117	$ 0.29	23,269,653	$ 0.29
Exercisable at end of year	21,450,000		21,250,000
Weighted-average remaining contractual life	4.4 years

K. Stock Options - continued

The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recorded when the excise price of the Company's employee stock option equals the fair value of the underlying stock on the date of grant. Compensation equal to the intrinsic value of employee stock options is recorded when the exercise price of the stock option is less than the fair value of the underlying stock on the date of grant. Any resulting compensation is amortized to expense over the remaining vesting periods of the options on a straight-line basis. For the year ended September 30, 2003 approximately $9,000 was recorded to compensation expense related to stock options issued to non-employees. For the year ended September 30, 2002, no amounts were recorded to compensation expense related to stock options issued to employees.

Information regarding pro forma net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model using the following assumptions:

	2003	2002

Volatility	100.0%	100.0%
Weighted-average expected lives	1.2 years	3.0 years
Expected dividend yield	-	-
Weighted-average risk free rates	3.0%	3.5%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and option life. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

L. Income Taxes

Income tax expense for the years presented differs from the "expected" federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the years ended September 30, as a result of the following:

	2003	2002

Computed expected tax expense (benefit)	$ (107,005)	$ (261,355)
Deferred tax asset valuation allowance	107,005	261,355

Total income tax expense	$ -	$ -

The significant components of the Company's deferred tax assets and liabilities at September 30, are as follows:

	2003	2002
Deferred tax assets (liabilities):
Net operating losses	$ 1,295,795	$ 1,188,790
Unrealized gains on marketable securities	(65,341)	(60,950)
Valuation allowance	(1,230,454)	(1,127,840)

Net deferred tax assets (liabilities)	$ -	$ -

The Company has established a valuation allowance to fully reserve the deferred tax assets at September 30, 2003 and 2002 due to the uncertainty of the timing and amounts of future taxable income. At September 30, 2003, the Company had a net operating loss carryforwards of approximately $3,800,000, which expire in 2008 through 2018.

M. Commitment and Contingencies

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $69,000 and $92,000 for the years ended September 30, 2003 and 2002, respectively.

Future minimum lease obligations as of September 30, 2003 approximate the following:

2004	$ 68,000
2005	63,000
2006	52,000
Total future minimum lease obligation	$ 183,000

N. Risk Concentrations

Cash Concentrations

The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2003, the uninsured portion of these deposits approximated $127,000. At September 30, 2002, the uninsured portion of these deposits approximated $176,000.

Revenue Concentrations

For the year ended September 30, 2003, the Company had three hotels, which accounted for approximately 38%, 37%, and 21%, of the Company's management fees. For the year ended September 30, 2002, the Company had three hotels, which accounted for approximately 63%, 17%, and 16% of the Company's management fees.

O. Related Party Transactions

During March 2003 the Company sold 240,290 shares of its ET stock to a member of the Company's board of directors. These shares were sold for £.1325 per share, which approximated the market price on the date of the transaction. The Company's total proceeds received from this transaction was approximately $51,000.

During 2003, a related party was hired to act as an agent on behalf of HHE. This agent performed management functions as well as loaned HHE money during its startup. During the year ended September 30, 2003, approximately £44,000 was expensed related to interest expense and management fees to this related party, which approximates $70,000.

During 2003, the Company entered into hotel acquisition agreements ("HAA") with two related parties. These HAA require the related parties to acquire hotel properties in Europe. During the year ended September 30, 2003, the Company expensed approximately £64,000 related to these HAA, which approximated $103,000.

  P. Subsequent Events

On November 24, 2003, the Company borrowed £100,000 (approximately $170,000) from Connell, at an interest rate of 12% per annum, for an initial period of 90 days, to improve the Company's working capital. This loan is secured by 2,045,567 shares of ET stock.