Form 10QSB
period 2003-12-31
HARRELL HOSPITALITY GROUP INC
filed 2004-02-18
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the quarterly period ended December 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 6, 2004, the issuer had outstanding 13,064,907 of Class A common stock, $.002 par value per share.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

HARRELL HOSPITALITY GROUP, INC. and SUBSIDIARIES

INDEX

    Part I - FINANCIAL INFORMATION4
    Item 1 FINANCIAL STATEMENTS4
    CONSOLIDATED BALANCE SHEETS4-5
    CONSOLIDATED STATEMENTS OF OPERATIONS 6
    CONSOLIDATED STATEMENTS OF CASH FLOWS 7
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS8
    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.9

Item 3. CONTROLS AND PROCEDURES. 13

    Part II. OTHER INFORMATION14
    SIGNATURES17

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2003 (Unaudited)	September 30, 2003 (Audited)

Current assets:
Cash and cash equivalents	$15,165	$147,948
Accounts receivable, net of allowance for doubtful accounts of $10,252	30,280	50,386
Marketable equity securities	882,804	833,495
Other assets	28,354	35,295
Total current assets	956,603	1,067,124
Property & equipment, net	4,070	4,626

Restricted cash	99,812	99,812
Deposits	159,194	156,588

Total assets	$1,219,679	$1,328,150

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued)
	December 31, 2003 (Unaudited)	September 30, 2003 (Audited)
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$177,850	$-
Accounts payable and accrued liabilities	102,407	94,568
Current portion of shares subject to mandatory redemption	155,070	155,070
Total current liabilities	435,327	249,638

Shares subject to mandatory redemption, net of current portion	251,385	348,160

Commitments and contingencies	-	-

Stockholders' equity:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331
Common Stock:
Class A, $.002 par value, 100,000,000 shares authorized, 13,064,907 and 12,444,669 shares, issued and outstanding, respectively	26,130	24,889
Class A, $.002 par value, 620,238 shares to be issued	-	176,958
Additional paid-in capital	4,064,267	3,888,550
Accumulated deficit	(4,027,670)	(3,775,322)
Other comprehensive income	474,798	422,671
Deferred stock compensation	(247,889)	(250,725)
Total stockholders' equity	776,298	973,683
Total liabilities & stockholders' equity	$1,463,010	$1,571,481

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended December 31,
2003	2002

Revenues:
Hotel human capital reimbursements	$1,196,084	$1,080,241
Management fees	90,676	63,672
Total revenues	1,286,760	1,143,913

Expenses:
Employee compensation related expenses	1,348,070	1,216,384
General and administrative	169,487	97,672
Total expenses	1,517,557	1,314,056

Operating loss	(230,797)	(170,143)

Other Income (Expense):
Interest expense	(18,230)	(25,500)
Other income	2,762	9,702
Total other expense	(15,468)	(15,798)

Net loss	(246,265)	(185,941)

Preferred stock dividends	(6,083)	(6,083)

Net loss attributable to common stockholders	$(252,348)	$(192,024)

Basic and diluted loss per share	$0.02	$0.02
Weighted average number of common shares outstanding	13,064,907	11,173,509

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended December 31,

	2003	2002
Operating activities:
Net loss attributable to common stockholders	$(252,348)	$(192,024)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation	556	694
Common stock issued or to be issued and deferred stock compensation for services and interest	179,794	-
Changes in assets and liabilities:
Accounts receivable	20,106	4,054
Other assets	6,941	2,257
Deposits	(2,606)	(220,000)
Accounts payable and accrued liabilities	7,839	62,419
Net cash used in operating activities	(39,718)	(342,600)

Financing activities:
Proceeds from notes payable	177,850	50,000
Redemption of shares subject to mandatory redemption	(96,775)	-
Sale of common stock	-	50,000
Issuance of common stock for services	(176,958)	-
Net cash provided by (used in) financing activities:	(95,883)	100,000

Effect of foreign currency exchange rate changes on cash	2,818	-
Net decrease in cash and cash equivalents	(132,783)	(242,600)

Cash and cash equivalents at beginning of period	147,948	309,408
Cash and cash equivalents at end of period	$15,165	$66,808

Supplemental Cash Flow Information:
Cash paid during the period for interest	$18,230	$25,499

Cash paid during the period for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION

  Harrell Hospitality Group, Inc. (the "Company" or "HHG") is a Delaware corporation, originally incorporated in 1959 in the state of Massachusetts under the name of Formula 409, Inc.. The Company is primarily involved in the management and development of hotels, mainly in the states of California and Texas, and the United Kingdom. The Company has eight wholly-owned subsidiaries. The Company's corporate offices are located in Addison, Texas.

In February 2003, the Company began operations in the United Kingdom with the formation of Harrell Hotels Europe, Ltd. ("HHE"), a wholly-owned subsidiary of the Company. The Company's United Kingdom offices are located in London, England.

BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10- QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2003, included in the Company's Annual Report on form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10- KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

STOCK OPTIONS

The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	FOR THE THREE MONTHS ENDED DECEMBER 31
	(Unaudited)
	2003	2002
Net loss attributable to common stockholders, as reported	$(252,348)	$(192,024)
Less, total stock-based employee compensation expense determined under the fair value based method for all awards	(29,606)	(27,812)
Pro forma net loss attributable to common stockholders	$(281,954)	$(219,836)

Loss per share:
Basic and diluted - as reported	$(0.02)	$(0.02)
Basic and diluted - pro forma	$(0.02)	$(0.02)

NOTES PAYABLE

On November 24, 2003, the Company borrowed £100,000 (approximately $170,000) from Michael Connell, a member of the consortium controlling Energy Technique, plc ("ET"), at an interest rate of 12% per annum, for an initial period of 90 days, to help the Company's working capital needs. This loan is secured by 2,045,567 shares of ET Stock.

SUBSEQUENT EVENTS

  On January 27, 2004, the Company received written notification of the resignation of Gerard M. Thompson from the Board of Directors of HHG, effective January 12, 2004. He remains on the Board of Directors of HHE.

  On February 8, 2004, the Company sold 500,000 shares of ET at a price of 11.5 pence, raising £57,500 (approximately $104,000) for working capital.

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

  1. OPERATIONS

A. Revenues

  Revenues were $1,286,760 for the three months ended December 31, 2003, an increase from the same three month period in 2002. Fee revenues for the three month period ending December 31, 2003 from Texas hotels increased over the prior year as a result of a new management contract added in mid-December of last year being in effect for the full three months of the quarter this year.

  A substantial amount of time and effort was expended by the executives of the Company searching for additional management contracts and potential acquisitions of hotels. The problems of the hospitality industry are creating needs for professional management companies that can turn around the performance of financially distressed hotels. The Company believes it has the management skills to help in such turn around efforts, and this difficult business environment may actually boost the Company's opportunities to assume the management, and in some cases acquire ownership, of additional hotels.

  B. Expenses

  Expenses were $1,517,557 for the three months ended December 31, 2003, an increase of $203,501 from 2002, comprised largely of costs for development of new business related to the Company's wholly-owned subsidiary, Harrell Hotels Europe, Ltd. ("HHE"). The Company resumed payroll and fee deferral by officers and directors in mid-November to conserve working capital.

2. BUSINESS DEVELOPMENT

  A. HARRELL HOTELS (EUROPE) LTD - UNITED KINGDOM / EUROPE

  In anticipation of potential hotel acquisitions in the United Kingdom ("UK"), in February 2002, HHG formed a United Kingdom subsidiary named Red Lion Hotels and Suites Limited. The corporation was formed under United Kingdom law as a private company. Other than its initial organization, no business was conducted in this newly-formed subsidiary for nearly one year. In the second quarter of the year ended September 30, 2003, the Company began efforts to generate business from the UK and Europe through this subsidiary. On February 20, 2003, the name was changed to Harrell Hotels (Europe) Ltd. HHE's operations are based in London and has goals of pursuing the acquisition of hotel properties with others and providing property management, asset management and consulting services to hospitality clients in the UK and Europe.

  The Company sold a total of 5,416,572 shares of ET, in two separate transactions on May 20, 2003 and June 5, 2003, at a stated price of 15 pence per share to HHE to capitalize HHE. Of those shares, 4,215,000 shares secured a loan from Netcentric Systems Plc ("Netcentric"), which loan was paid by HHE. HHE issued 60,786,095 shares of HHE stock to HHG in partial payment of the ET shares. The remaining 20,462,485 HHE shares needed to complete the capitalization transaction will be issued to the Company after the completion of a required administrative process by the Stamp Office of the Inland Revenue service of the UK. HHE is a wholly-owned subsidiary of HHG.

  HHG entered into short-term consulting agreements with RP Corporate Strategies ("RPC"), Northshore Capital Ltd ("NCL") and Apsley Estates Ltd ("AEL") to perform various services, including financial modeling, asset review and analysis, due diligence, equity and debt procurement and other related services. For services rendered to HHE during the quarter, NCL was paid a fee of £5,625 (approximately $10,000). NCL is a company affiliated with Gerard Thompson, a former director of the Company. For services rendered to HHE during the quarter, AEL was paid a fee of £12,904 (approximately $23,000). AEL is a company affiliated with Geoffrey Dart, chairman and a director of the Company. For services rendered during the quarter, RPC was paid a fee of £11,250 (approximately $20,000). RPC is a company affiliated with Clive Russell, a director of the Company. Under the terms of the modified agreement with RPC, the Company issued 987,772 shares of its Class A common stock to RPC on September 4, 2003, which stock will be returned to the Company on a prorata basis if certain hotel acquisition goals are not met.

  B. UNITED STATES OF AMERICA

  On December 16, 2002, the Company assumed the management of the Ramada Plaza Hotel, Fort Worth, Texas, (the "Ramada Plaza"), on a temporary basis pending the possible acquisition or refinancing of the Ramada Plaza in 2004. Harrell-Galway Associates ("HGA"), an affiliate of the Company, has contracted to purchase the Ramada Plaza and has plans to remodel the hotel. The Company negotiated with the City of Fort Worth, Texas ("City") for tax incentives and rebates to proceed with the acquisition and renovation of the Ramada Plaza, and reached agreement with the City on March 31, 2003. Pursuant to the Economic Development Agreement with the City, the City will rebate to HGA a portion of the real estate taxes and hotel occupancy taxes annually for a fifteen-year period, with a total amount of rebates to HGA not to exceed $13,476,502 over such fifteen-year period. With help provided by these future incentives from the City, HGA is currently negotiating with lenders to provide financing to permit the acquisition and renovation of the Ramada Plaza. One possible alternative may be that present owners of the hotel refinance through the financing obtained by HGA, with the Company remaining involved as manager of the hotel and supervisor of renovation. If the financing is obtained, the acquisition or refinance may close in the first or second quarter of calendar year 2004. The foregoing statements are forward- looking statements, and the Company may not secure long-term management or a percentage of ownership, depending on the availability of debt, equity, City of Fort Worth concessions, negotiations with present ownership, and franchise requirements that may be necessary to complete the transaction.

3. LIQUIDITY AND CAPITAL RESOURCES

  On November 24, 2003, the Company borrowed £100,000 (approximately $170,000) from Michael Connell, a member of the consortium controlling ET, at an interest rate of 12% per annum, for an initial period of 90 days, to help the Company's working capital needs. This loan is secured by 2,045,567 shares of ET Stock.

On February 8, 2004, the Company sold 500,000 shares of ET at a price of 11.5 pence, raising £57,500 (approximately $104,000) for working capital.

  The Company believes that its existing cash, potential private sales of the Company's Class A common stock, possible additional sales of the Company's marketable securities, together with anticipated cash flows from operations and further borrowings, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund losses.

Item 3. CONTROLS AND PROCEDURES

  (a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For a small company such as ours, the information filings and regulatory compliance is a significant expense, and the available manpower within the company is limited. Such compliance is becoming increasingly more difficult as regulations and rules have been changing rapidly in the past two years. As of the last day of the period covered by this report, our management, including the chief executive officer and chief financial officer, have reviewed and evaluated the disclosure controls of the Company. While management believes that it is making continuing and good faith efforts to comply in all material respects with the regulations regarding information disclosures, deficiencies in certain internal controls are noted, such as obtaining timely copies and evidence of compliance by the directors, officers and significant shareholder filings to report changes in stock ownership as required under Section 16(a) of the Exchange Act. The chief executive officer has asked the disclosure committee to suggest revisions to internal controls to help achieve more timely compliance and improve disclosure controls.

  (b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

Item 2. Changes in Securities

On November 24, 2003, the Company issued 620,238 shares of Class A common stock as part of the settlement agreements signed in September 2003, that resolved deferred payroll and fees. The Company issued all of the above securities in private transactions in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation S. For transactions in reliance on Regulation S, the purchasers delivered written representations to the Company that they were a Non-US Person, as defined in Regulation S, and that the securities were being acquired for investment only and not with a view toward distribution. For transactions in reliance on Section 4(2) of the Securities Act, the purchasers delivered written representations to the Company that the securities were being acquired for investment only and not with a view toward distribution, and that the purchaser, alone or together with his representative, has knowledge and experience in business matters and securities investments so as to be capable of evaluating the merits of the investment. The Company employed no public advertising or solicitation in connection with these sales. No underwriting discounts or brokerage fees or commissions were paid in connection with any of these transactions.

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

On March 15, 2001 the Company entered into a Heads of Agreement whereby the Company would acquire as a member of a consortium, an interest in a majority of the outstanding common stock of ET. ET manufactures high-end heating and cooling systems for use in large commercial buildings, hotels, and industrial buildings. In June 2001, the Company acquired 11,077,066 shares in ET (the "ET Stock"), equating to approximately 15% of the outstanding common stock of ET. The consideration given by the Company for the ET Stock was approximately US$480,000. In the third calendar quarter of 2002, the price of the ET Stock rose dramatically on the London Exchange. The ET Stock, as of December 31, 2002, was trading on the London Exchange at a price of 17.75 pence per share. Based on an exchange rate of £ 1.00 = US$ 1.61 at that date, the value of the Company's ET Stock at December 31, 2002 was approximately $2,580,175. In addition, the Company owned shares of New Opportunities Investment Trust, Plc ("NOIT") stock that had an approximate value at December 31, 2002 of $192,155.

While the Company strongly believes it is not an investment company because the Company is primarily an operating company engaged in the hotel management and hotel acquisition business, the increases in the value of the ET Stock caused its value to exceed 40% of the total assets of the Company. In view of this, the Board of Directors availed itself of the exemption provided in Rule 3a-2 for transient investment companies. The Board has approved resolutions to direct the Company's efforts to be primarily engaged in the hospitality business, including hotel management and hotel consulting and in the acquisition of interests in hotels or other hospitality assets and to reduce the Company's investment securities or increase the Company's other assets such that, as soon as prudently feasible, the value of the investment securities shall be less than 40% of the total assets of the Company. As a transient investment company, the Company has a twelve- month period, which ended December 31, 2003, to reduce the level of investment securities in relation to total assets of the Company.

In that regard, on February 11, 2003, the Company sold 943,397 shares of the ET Stock to Mr. Michael Connell, an individual residing in the United Kingdom who is also an existing member of the consortium controlling ET, for £ 125,000 (approximately $200,000). Further, on March 20, 2003, the Company sold 240,290 shares of ET to Gerard Thompson for approximately $51,000.

On June 6, 2003, the Company sold all of its shares of NOIT. During the quarter ending June 30, 2003, the Company sold 5,416,572 shares of ET to HHE, the Company's wholly owned subsidiary, to help capitalize HHE. The shares of a wholly-owned operating subsidiary are not deemed to be investment securities under the 1940 Act; thus the investment in HHE will not be deemed to be investment securities unless HHE itself is an investment company.

In addition, between June 30, 2003 and December 31, 2003, the Company sold 3,845,567 shares of ET stock to third parties. On February 8, 2004, the Company sold 500,000 shares of ET stock to third parties. As of the date of the filing of this report, the Company owns 4,047,812 shares of ET, which, based on a market price of 10.75 pence and an exchange rate of $1.81, are valued at $787,603.

Further, the Company is continuing to pursue acquisitions of hotel properties both in the United States and through HHE abroad.

With the sale of the NOIT stock and the sales of the ET Stock, combined with HHE's expected hotel operations in the UK, and the hotel and hospitality assets operated by the Company in the United States, the Company believes that the 1940 Act issue has been resolved.

However, if the value of the ET Stock increases or HHE does not begin hotel operations, the value of the Company's investment securities may still exceed 40% of the Company's total assets. Although the Company may continue to liquidate additional amounts of the ET Stock over time, if the SEC required a more rapid divestiture, this could have a material adverse affect on the Company in that a forced bulk sale of the securities might result in a significant loss of value to the Company. As the restrictions on registered investment companies would considerably alter the current activities and business purposes of the Company, the Company has no plans at this time to register as an investment company.

    Item 6. Exhibits and Reports on Form 8-K.

    31.1 Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

    32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

No Form 8-K was filed by the Registrant for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

HARRELL HOSPITALITY GROUP, INC.
Date:	__________________________________
Paul L. Barham Chief Executive Officer and Director