Form 10QSB
period 2004-03-31
HARRELL HOSPITALITY GROUP INC
filed 2004-05-17
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2004, the issuer had outstanding 13,064,907 of Class A common stock, $.002 par value per share.

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

Item 3. CONTROLS AND PROCEDURES. 13

    Part II. OTHER INFORMATION14
    SIGNATURES17

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2004 (Unaudited)	September 30, 2003 (Audited)

Current assets:
Cash and cash equivalents	$48,823	$147,948
Accounts receivable, net of allowance for doubtful accounts of $10,252	53,161	50,386
Marketable equity securities	530,523	833,495
Other assets	31,149	35,295
Total current assets	663,656	1,067,124
Property & equipment, net	3,563	4,626

Restricted cash	96,404	99,812
Deposits	4,240	156,588

Total assets	$767,863	$1,328,150

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued)
	March 31, 2004 (Unaudited)	September 30, 2003 (Audited)
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable	$182,620	$-
Accounts payable and accrued liabilities	181,599	94,568
Current portion of shares subject to mandatory redemption	155,070	155,070
Total current liabilities	519,289	249,638

Shares subject to mandatory redemption, net of current portion	212,617	348,160

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331
Common Stock:
Class A, $.002 par value, 100,000,000 shares authorized, 13,064,907 and 12,444,669 shares, issued and outstanding, respectively	26,130	24,889
Class A, $.002 par value, 620,238 shares to be issued	-	176,958
Additional paid-in capital	4,064,267	3,888,550
Accumulated deficit	(4,298,594)	(3,775,322)
Other comprehensive income	247,767	422,671
Deferred stock compensation	(246,944)	(250,725)
Total stockholders' equity	35,957	730,352
Total liabilities & stockholders' equity	$767,863	$1,328,150

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31		For the Six Months Ended March 31
	2004	2003	2004	2003
Revenues:
Hotel human capital reimbursements	$1,212,675	$1,086,402	$2,408,759	$2,166,643
Management fees	85,253	79,840	175,929	143,512
Total revenues	1,297,928	1,166,242	2,584,688	2,310,155

Expenses:
Employee compensation related expenses	1,361,644	1,256,147	2,709,714	2,472,530
General and administrative	163,774	136,094	333,261	233,769
Total expenses	1,525,418	1,392,241	3,042,975	2,706,299

Operating loss	(227,490)	(225,999)	(458,287)	(396,144)

Other income (expense):
Realized gains (losses) on marketable securities	(21,684)	177,792	(21,684)	179,088
Interest expense	(16,020)	(28,091)	(34,250)	(53,590)
Other income	353	8,582	3,115	16,988
Total other income (expense)	(37,351)	158,283	(52,819)	142,486

Net loss	(264,841)	(67,716)	(511,106)	(253,658)

Preferred stock dividends	(6,083)	(6,083)	(12,166)	(12,166)

Net loss attributable to common stockholders	$(270,924)	$(73,799)	$(523,272)	$(265,824)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Weighted average number of common shares outstanding	13,064,907	11,228,953	13,064,907	11,173,509
Comprehensive income (loss) for the three months ended March 31, 2004 and 2003 was ($497,955) and ($1,126,158), respectively. Comprehensive income (loss) for the six months ended March 31, 2004 and 2003 was ($698,176) and $1,051,799 respectively. Comprehensive loss includes the change in available-for-sale securities, foreign currency translation adjustment, and net loss.

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended March 31,

	2004	2003
Operating activities:
Net loss attributable to common stockholders	$(523,272)	$(265,824)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Realized (gains) losses on marketable securities	21,684	(179,499)
Depreciation	1,064	1,373
Common stock issued or to be issued and deferred stock compensation for services and interest	3,781	-
Changes in assets and liabilities:
Accounts receivable	(2,775)	(53,777)
Other assets	4,145	(14,837)
Deposits and restricted cash	155,756	2,953
Accounts payable and accrued liabilities	87,031	159,837
Net cash used in operating activities	(252,586)	(349,774)

Investing activities:
Sales of marketable securities	106,384	268,515
Net cash provided by investing activities	106,384	268,515

Financing activities:
Proceeds from notes payable	182,620	-
Redemption of shares subject to mandatory redemption	(135,543)	-
Sale of common stock	-	100,000
Net cash provided by financing activities:	47,077	100,000

Effect of foreign currency exchange rate changes on cash	-	927
Net increase (decrease) in cash and cash equivalents	(99,125)	19,668

Cash and cash equivalents at beginning of year	147,948	46,546
Cash and cash equivalents at end of period	$48,823	$66,214

Supplemental cash flow information:
Cash paid during the period for interest	$26,724	$49,514

Cash paid during the period for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and 2003

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

BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2003, included in the Company's Annual Report on form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and net unrealized gains (losses) on marketable securities. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's results of operations or cash flows.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and 2003

(Continued)

STOCK OPTIONS

The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(270,924)	$(73,799)	$(523,272)	$(265,824)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	945	-	3,781	-
Less, total stock-based employee compensation expense determined under the fair value based method for all awards	(28,660)	(27,797)	(61,102)	(55,594)
Pro forma net loss attributable to common stockholders	$(298,639)	$(101,596)	$(580,593)	$(321,418)

Loss per share:
Basic and diluted - as reported	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Basic and diluted - pro forma	$(0.02)	$(0.01)	$(0.04)	$(0.03)

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

  1. OPERATIONS

A. Revenues

  Revenues were $2,584,688 for the six months ended March 31, 2004, an 11.9% increase from the same six month period in 2003. Fee revenues for the six month period ending March 31, 2004 from Texas hotels increased over the prior year as a result of a new management contract added in mid-December of 2002 being in effect for the full six months of this year.

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

  B. Expenses

  Expenses were $3,042,975 for the six months ended March 31, 2004, an increase of $336,676 from 2003, comprised largely of costs for development of new business related to the Company's wholly-owned subsidiary, Harrell Hotels Europe, Ltd. ("HHE"). The Company resumed payroll and fee deferral by some of the officers and directors in mid-November 2003 to conserve working capital.

C. Other income (expense)

In 2004 the Company recognized a loss of $21,684 on marketable securities for the three months ended March 31, compared to a recognized gain of $177,792 on marketable securities in the same period of the prior year.

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

  The Company sold a total of 5,416,572 shares of ET, in two separate transactions on May 20, 2003 and June 5, 2003, at a stated price of 15 pence per share to HHE to capitalize HHE. Of those shares, 4,215,000 shares secured a loan from Netcentric Systems Plc ("Netcentric"), which loan was paid by HHE. HHE issued 60,786,095 shares of HHE stock to HHG in partial payment of the ET shares. An additional 6,250,000 shares were issued February 13, 2004. The remaining 14,212,485 HHE shares needed to complete the capitalization transaction will be issued to the Company after the completion of a required administrative process by the Stamp Office of the Inland Revenue service of the UK. HHE is a wholly-owned subsidiary of HHG.

  HHG entered into short-term consulting agreements with RP Corporate Strategies ("RPC"), Northshore Capital Ltd ("NCL") and Apsley Estates Ltd ("AEL") to perform various services, including financial modeling, asset review and analysis, due diligence, equity and debt procurement and other related services. For services rendered to HHE during the quarter, NCL was paid a fee of £1,300 (approximately $2,800). NCL is a company affiliated with Gerard Thompson, a former director of the Company. For services rendered to HHE during the quarter, AEL was paid a fee of £8,596 (approximately $16,500). AEL is a company affiliated with Geoffrey Dart, chairman and a director of the Company. For services rendered during the quarter, RPC was paid a fee of £5,000 (approximately $9,900). RPC is a company affiliated with Clive Russell, a director of the Company. Under the terms of the modified agreement with RPC, the Company issued 987,772 shares of its Class A common stock to RPC on September 4, 2003, which stock will be returned to the Company on a prorata basis if certain hotel acquisition goals are not met.

  On January 25, 2004, HHE signed a Letter of Intent with Marriott Hotels International B.V., in which HHE agreed to develop ten Courtyard Hotels between 2005 and 2007. HHE has identified a number of potential sites in the UK for Marriott Courtyard hotels and is working with architects to develop a prototype Courtyard for the UK market. HHE is also negotiating with a development company to develop the hotel properties and with a real estate investment company to acquire the hotel properties upon completion. Plans call for the Company to manage the hotel properties and participate in ownership. Although HHE is diligently pursuing opportunities in relation to the Letter of Intent, there can be no assurance whether these efforts will be successful.

  B. UNITED STATES OF AMERICA
  On December 16, 2002, the Company assumed the management of the Ramada Plaza Hotel, Fort Worth, Texas, (the "Ramada Plaza"), on a temporary basis pending the possible acquisition or refinancing of the Ramada Plaza in 2004. Harrell-Galway Associates ("HGA"), an affiliate of the Company, had contracted to purchase the Ramada Plaza and had plans to remodel the hotel. Despite multiple extensions of the purchase contract and an attempt to refinance the property along with current ownership, the contract terminated on February 20, 2004.
  However, on April 27, 2004, Realty Capital Partners of Colleyville ("RCP") contracted to purchase the hotel and on April 28, 2004, assigned the contract to Harrell Hospitality - Fort Worth, L.L.C. (a wholly owned subsidiary of the Company). Plans call for RCP to raise the equity for the acquisition of the Ramada Plaza and for the Company to arrange for the debt, franchise affiliation, and city economic development program. If the equity is raised, the financing arranged, the franchise agreement signed and the city economic development agreement extended, the acquisition may close in the third quarter of calendar year 2004.
  The foregoing statements are forward-looking statements, and the Company may not secure long-term management or a percentage of ownership, depending on the availability of debt, equity, City of Fort Worth concessions, negotiations with present ownership, and franchise requirements that may be necessary to complete the transaction.

3. LIQUIDITY AND CAPITAL RESOURCES

  On November 24, 2003, the Company borrowed £100,000 (approximately $170,000) from Michael Connell, a member of the consortium controlling ET, at an interest rate of 12% per annum, due on February 24, 2004,, to help the Company's working capital needs. This loan is secured by 2,045,567 shares of ET Stock. The loan was extended until May 24, 2004 at the same terms.
  On February 8, 2004, the Company sold 500,000 shares of ET at a price of 11.5 pence, raising £57,500 (approximately $106,000) for working capital.
  The Company has been unable to borrow against or sell its shares in Energy Technique, PLC("ET") since its last disposal on February 8, 2004. Between that date and March 29, 2004 there was very little activity in the market for the stock pending a secondary public offering that ET finally made on March 29, 2004. In that secondary offering ET sold approximately 75 million shares at 4 pence sterling per share, to raise funds in order for it to expand production of its LifeBreath and Nightingale units. As a result of issuing such additional share capital,the price per share fell to near the 4 pence level, and the Company's options in ET expanded from 1.6 million to approximately 3 million options, having an option price of 3 pence sterling per share. The Company had used its stock in ET as collateral for certain loans in the recent past, and had sold some of its holdings in ET when necessary or appropriate. During this period of low ET stock activity, coupled with its deflated price, the Company has not been able to use that resource, which has resulted in a cash challenge for the Company. The Company believes that the ET stock price will, over time, rebound to the level that the Company can again use the stock as collateral, or allow it to sell additional shares if appropriate, to fund its working capital or expansion needs.
  The Company is also pursuing avenues with private investors to secure adequate funds to be injected into the Company to facilitate its expansion plans in the USA and UK. Included in such efforts are funds specifically for the preclosing due diligence expenses and out-of-pocket expenses for specific investment opportunities, and also adequate funds to secure investment opportunities for which the Company can then seek investors, as well as funds to use as general working capital.
  Additionally, a group comprising past and present directors has agreed to fund the necessary cash needs of the Company, on a month to month basis, through September 2004, should the necessity arise, notwithstanding the Company's confidence that either (i) the ET share price will rebound enabling the Company to resume using that stock to assist in its working capital needs either through the sale or leverage of the stock, (ii) the Company will be successful in its attempts to attract significant equity investment in the Company to fund the Company's USA and UK expansion, (iii) the Company will be able to raise additional working capital from partners in its expansion activities, or (iv) other cash raising endeavors.

.

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
  On March 15, 2001, the Company entered into a Heads of Agreement whereby the Company would acquire as a member of a consortium, an interest in a majority of the outstanding common stock of ET. ET manufactures high-end heating and cooling systems for use in large commercial buildings, hotels, and industrial buildings. In June 2001, the Company acquired 11,077,066 shares in ET (the "ET Stock"), equating to approximately 15% of the outstanding common stock of ET. The consideration given by the Company for the ET Stock was approximately US$480,000. In the third calendar quarter of 2002, the price of the ET Stock rose dramatically on the London Exchange. The ET Stock, as of December 31, 2002, was trading on the London Exchange at a price of 17.75 pence per share. Based on an exchange rate of £ 1.00 = US$ 1.61 at that date, the value of the Company's ET Stock at December 31, 2002 was approximately $2,580,175. In addition, the Company owned shares of New Opportunities Investment Trust, Plc ("NOIT") stock that had an approximate value at December 31, 2002 of $192,155.
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
  In addition, between June 30, 2003 and December 31, 2003, the Company sold 3,845,567 shares of ET stock to third parties. On February 8, 2004, the Company sold 500,000 shares of ET stock to third parties. As of the date of the filing of this report, the Company owns 4,047,812 shares of ET, which, based on a market price of 5.75 pence and an exchange rate of $1.79, are valued at $416,621.
  Further, the Company is continuing to pursue acquisitions of hotel properties both in the United States and through HHE abroad.
  With the sale of the NOIT stock and the sales of the ET Stock, combined with HHE's expected hotel operations in the UK, and the hotel and hospitality assets operated by the Company in the United States, the Company believes that the 1940 Act issue has been resolved.
  However, if the value of the ET Stock increases or, HHE does not begin hotel operations, or the other assets of the Company decline in value, the value of the Company's investment securities may still exceed 40% of the Company's total assets. Although the Company may continue to liquidate additional amounts of the ET Stock over time, if the SEC required a more rapid divestiture, this could have a material adverse affect on the Company in that a forced bulk sale of the securities might result in a significant loss of value to the Company. As the restrictions on registered investment companies would considerably alter the current activities and business purposes of the Company, the Company has no plans at this time to register as an investment company.

    Item 6. Exhibits and Reports on Form 8-K.

    31.1 Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

    32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

One Form 8-K was filed by the Registrant for the quarter ended March 31, 2004, announcing the resignation of one of the directors of the Company, Gerard Thompson.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

HARRELL HOSPITALITY GROUP, INC.
Date:	__________________________________
Paul L. Barham Chief Executive Officer and Director