Form 10QSB
period 2004-06-30
HARRELL HOSPITALITY GROUP INC
filed 2004-08-23
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2004, the issuer had outstanding 13,064,907 of Class A common stock, $.002 par value per share.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

HARRELL HOSPITALITY GROUP, INC. and SUBSIDIARIES

INDEX

    Part I - FINANCIAL INFORMATION4
    Item 1 FINANCIAL STATEMENTS4
    CONSOLIDATED BALANCE SHEETS4-5
    CONSOLIDATED STATEMENTS OF OPERATIONS 6-7
    CONSOLIDATED STATEMENTS OF CASH FLOWS 8
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS9
    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.13

Item 3. CONTROLS AND PROCEDURES. 18

    Part II. OTHER INFORMATION19
    SIGNATURES20

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2004 (Unaudited)	September 30, 2003 (Audited)

Current assets:
Cash and cash equivalents	$23,258	$147,948
Accounts receivable, net of allowance for doubtful accounts of $10,252	61,527	50,386
Marketable equity securities	359,305	833,495
Other assets	29,939	35,295
Total current assets	474,029	1,067,124
Property & equipment, net	3,057	4,626

Restricted cash	48,314	99,812
Deposits	1,721	156,588

Total assets	$527,121	$1,328,150

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued)
	June 30, 2004 (Unaudited)	September 30, 2003 (Audited)
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable	$222,735	$-
Accounts payable and accrued liabilities	389,579	94,568
Current portion of shares subject to mandatory redemption	155,070	155,070
Total current liabilities	767,384	249,638

Shares subject to mandatory redemption, net of current portion	173,845	348,160

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331
Common stock:
Class A, $.002 par value, 100,000,000 shares authorized, 13,064,907 and 12,444,669 shares, issued and outstanding, respectively	26,130	24,889
Class A, $.002 par value, 620,238 shares to be issued	-	176,958
Additional paid-in capital	4,064,267	3,888,550
Accumulated deficit	(4,577,700)	(3,775,322)
Other comprehensive income	80,589	422,671
Deferred stock compensation	(250,725)	(250,725)
Total stockholders' equity (deficit)	(414,108)	730,352
Total liabilities & stockholders' equity (deficit)	$527,121	$1,328,150

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended June 30	For the Nine Months Ended June 30

	2004	2003	2004	2003
Revenues:
Hotel human capital reimbursements	$1188086	$1080324	$3596845	$3246967
Management fees	48572	87792	224501	231304
Total revenues	1236658	1168116	3821346	3478271

Expenses:
Employee compensation related expenses	1327938	1228194	4037652	3700724
General and administrative	165092	184956	498353	418725
Total expenses	1493030	1413150	4536005	4119449

Operating loss	(256372)	(245034)	(714659)	(641178)

Other income (expense):
Foreign currency translation and transaction gains (losses), net	(4546)	8713	(4546)	26330
Realized gains (losses) on marketable securities	-	(203378)	(21684)	(41907)
Interest expense	(15748)	(20345)	(49998)	(73935)
Other income	3643	388	6758	17376
Total other expense	(16651)	(214622)	(69470)	(72136)

Net loss	(273023)	(459656)	(784129)	(713314)

Preferred stock dividends	(6083)	(6083)	(18249)	(18249)

Net loss attributable to common stockholders	$(279106)	$(465739)	$(802378)	$(731563)

Basic and diluted loss per share	$0.02	$0.04	$0.06	$0.06
Weighted average number of common shares outstanding	13,064,907	11,377,597	12,940,409	11,278,501

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

(Unaudited)

Comprehensive income (loss) for the three months ended June 30, 2004 and 2003 was ($446,284) and $196,434, respectively. Comprehensive income (loss) for the nine months ended June 30, 2004 and 2003 was ($1,144,460) and $195,877, respectively.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended June 30,

	2004	2003
Operating activities:
Net loss attributable to common stockholders	$(802,378)	$(731,563)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Realized losses on sales of marketable securities	21,684	41,907
Depreciation	1,569	2,053
Common stock issued or to be issued and deferred stock compensation for services and interest	3,781	39,196
Foreign currency translation and transaction gains (losses), net	4,546	(26,330)
Changes in assets and liabilities:
Accounts receivable	(11,141)	(7,958)
Other assets	5,356	(11,299)
Deposits and restricted cash	206,365	2,587
Accounts payable and accrued liabilities	295,011	168,913
Net cash used in operating activities	(275,207)	(522,494)

Investing activities:
Purchase of marketable equity securities	-	(128,257)
Proceeds from sales of marketable securities	106,384	347,912
Net cash provided by investing activities	106,384	219,655

Financing activities:
Proceeds from notes payable	222,735	390,493
Payments on notes payable	-	(212,638)
Redemption of shares subject to mandatory redemption	(174,315)	-
Proceeds from sale of common stock	-	100,000
Net cash provided by financing activities	48,420	277,855

Effect of foreign currency exchange rate changes on cash	(4,287)	5,984
Net decrease in cash and cash equivalents	(124,690)	(19,000)

Cash and cash equivalents at beginning of period	147,948	46,546
Cash and cash equivalents at end of period	$23,258	$27,546

Supplemental Cash Flow Information:
Cash paid during the period for interest	$18,230	$25,499
Cash paid during the period for income taxes	$-	$-

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, we have and continue to incur net losses which have resulted in a significant accumulated deficit and stockholders' deficiency at June 30, 2004. The Company had net losses attributable to common stock holders of $802,378 and $731,563 for the nine months ended June 30, 2004 and 2003, respectively. At June 30, 2004, current liabilities exceeded current assets by $293,355, stockholders' deficiency was $414,108 and we had an accumulated deficit of $4,577,700.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The time required for the Company to become profitable is highly uncertain, and we cannot be assured that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures, working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of the Company, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the Company's common stock. The Company cannot be assured that it will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If the Company fails to make any required payment under the agreements and related documents governing indebtedness or fails to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2003, included in the Company's Annual Report on form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

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

	For the three months ended June 30,		For the nine months ended June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(279,106)	$(465,739)	$(802,378)	$(731,563)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-	3,781	-
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(28,188)	(27,812)	(88,345)	(83,435)
Pro forma net loss attributable to common stockholders	$(307,294)	$(493,551)	$(886,942)	$(814,998)

Loss per share:
Basic and diluted - as reported	$(0.02)	$(0.04)	$(0.06)	$(0.06)
Basic and diluted - pro forma	$(0.02)	$(0.04)	$(0.07)	$(0.07)
Weighted average shares	13,064,907	11,377,597	12,940,409	11,278,501

NOTES PAYABLE

On November 24, 2003, the Company borrowed £100,000 (approximately $170,000) from Michael Connell, a member of the consortium controlling Energy Technique Plc ("ET"), at an interest rate of 12% per annum, due on February 24, 2004, to help the Company's working capital needs. This loan was secured by 2,045,567 shares of ET Stock. The loan was extended until May 24, 2004, and then again to August 24, 2004 on the same terms. (See note below regarding the sale of ET stock).

In June 2004 Geoffrey Dart, Clive Russell, and Paul Barham made loans to the Company in the amounts of £5,000 (approximately $9,000), $9,000, and $9,000, respectively, to support the Company's temporary working capital needs. The loans bear interest at 5% per annum and are due on September 17, 2004. The loans were secured by the Company's options in ET. (See note below regarding exercise and sale of the Company's options in ET).

SUBSEQUENT EVENTS

Sales of Marketable Securities

As of June 30, 2004, the Company owned 4,547,812 shares of the common stock of ET and options to purchase 3,052,560 shares of the common stock of ET at an exercise price of 3 pence per share. As of June 30, 2004, the market price for ET stock was 3.75 pence per share, giving the Company a net total value in ET of approximately $348,187. The price of the ET stock rose during the month of July 2004, and the board of the Company decided to sell the ET stock to help the Company's liquidity. In July 2004, the Company sold its ET shares (including the shares acquired by exercise of the ET options) for a total of approximately $679,000 (net of the cost of the options). The Company no longer owns any ET shares or options.

Class B Preferred Series 1 - Mandatory Redeemable

In April 2002, the Company issued 240,249 of its Class B Preferred Series 1 shares, raising $480,498. Per the Preferred and Common Stock Purchase Agreement dated March 21, 2002 between the Company and the Class B Preferred purchasers (the "March 2002 Agreement") funds from the sale of Class B Preferred were restricted to use as refundable deposits in support of the Company's hotel acquisition program or to be held in a separate cash account and not used.

In September 2002, certain Class B Preferred shareholders, including Gerard Thompson, a director of the Company, and Paul Barham, the CEO of the Company, through a Funds Use Agreement dated September 2002 (the "September 2002 Agreement"), permitted their B Preferred stock funds to be used for any valid corporate purpose, provided that certain of the ET shares were escrowed to support the Company's dividend and mandatory redemption obligations on the Class B Preferred.

When preparing to make the June 2004 redemption payment on the Class B Preferred, the Company discovered that, in error, it had used B Preferred funds, whose use had continued to be restricted, to make redemption payments, and thereby failed to keep the requisite amount of B Preferred Funds in a separate account. Accordingly a default of the March 2002 Agreement had occurred, which required the Company, under the terms of the March 2002 Agreement, to restore the appropriate amount of funds in a separate account and set aside a sinking fund containing an amount not less than two quarters equivalent of dividends and redemption premium. Therefore, in compliance with the March 2002 Agreement, out of the proceeds from the sale of the ET stock, the Company has restored the appropriate balance of the separate account including the sinking fund, totaling $167,002 of which $48,314 was segregated as restricted as of June 30, 2004.

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

1. OPERATIONS

A. Revenues

  Revenues were $3,821,346 for the nine months ended June 30, 2004, a 9.86% increase from the same nine month period in 2003. Management fees from the Biltmore Hotel continue to be significantly lower than the years leading up to September 11, 2001, as the Silicon Valley economy has been slow to recover. However, the hotel's owners are committed to the property and we continue to make steady improvements in its profitability and as a result, improve our management fee income.

  A substantial amount of time and effort was expended by the executives of the Company searching for additional management contracts and potential acquisitions of hotels. The problems of the hospitality industry are creating needs for professional management companies that can turn around the performance of financially distressed hotels. The Company believes it has the management skills to help in such turn around efforts, and this difficult business environment may actually boost the Company's opportunities to assume the management, and in some cases acquire ownership, of additional hotels. In particular, the Company has been pursuing a portfolio of branded hotels in the UK, which, at the time of the filing of this report, is still on-going.

B. Expenses

  Expenses were $4,536,005 for the nine months ended June 30, 2004, an increase of $416,556 from 2003, comprised largely of costs for development of new business related to the Company's wholly-owned subsidiary, Harrell Hotels Europe, Ltd. ("HHE"). The Company resumed payroll and fee deferral by some of the officers and directors in mid-November 2003 to conserve working capital, hence increasing accounts payable and accrued liabilities on the balance sheet.

2. BUSINESS DEVELOPMENT

A. HARRELL HOTELS (EUROPE) LTD - UNITED KINGDOM / EUROPE

  In anticipation of potential hotel acquisitions in the United Kingdom ("UK"), in February 2002, Harrell Hospitality Group, Inc. ("HHG") formed a UK subsidiary named Red Lion Hotels and Suites Limited. The corporation was formed under UK law as a private company. Other than its initial organization, no business was conducted in this newly-formed subsidiary for nearly one year. In the second quarter of the year ended September 30, 2003, the Company began efforts to generate business from the UK and Europe through this subsidiary. On February 20, 2003, the name was changed to Harrell Hotels (Europe) Ltd. HHE's operations are based in London and has goals of pursuing the acquisition of hotel properties with others and providing property management, asset management and consulting services to hospitality clients in the UK and Europe.

  The Company sold a total of 5,416,572 shares of Energy Technique Plc ("ET"), in two separate transactions on May 20, 2003 and June 5, 2003, at a stated price of 15 pence per share to HHE to capitalize HHE. Of those shares, 4,215,000 shares secured a loan from Netcentric Systems Plc ("Netcentric"), which loan was paid by HHE. HHE issued 60,786,095 shares of HHE stock to HHG in partial payment of the ET shares. An additional 6,250,000 shares were issued February 13, 2004. The remaining 14,212,485 HHE shares needed to complete the capitalization transaction have been issued after the completion of a required administrative process by the Stamp Office of the Inland Revenue service of the UK.

  HHG entered into short-term consulting agreements with RP Corporate Strategies ("RPC"), Northshore Capital Ltd ("NCL") and Apsley Estates Ltd ("AEL") to perform various services, including financial modeling, asset review and analysis, due diligence, equity and debt procurement and other related services. For services rendered to HHE during the first quarter, NCL was paid a fee of £1,300 (approximately $2,800). NCL ceased providing services to the Company in the second quarter of this fiscal year. NCL is a company affiliated with Gerard Thompson, a former director of the Company. For services rendered to HHE during the first quarter, AEL was paid a fee of £8,596 (approximately $16,500). AEL is a company affiliated with Geoffrey Dart, chairman and a director of the Company. For services rendered during the first quarter, RPC was paid a fee of £5,000 (approximately $9,900). RPC is a company affiliated with Clive Russell, a director of the Company. Both AEL and RPC deferred their fees in the amount of $42,474 and $51,963 respectively during the past two quarters to help conserve working capital. Under the terms of the modified agreement with RPC, the Company issued 987,772 shares of its Class A common stock to RPC on September 4, 2003, which stock will be returned to the Company on a prorata basis if certain hotel acquisition goals are not met.

On January 25, 2004, HHE signed a Letter of Intent with Marriott Hotels International B.V., in which HHE agrees to develop ten Courtyard Hotels in the UK between 2005 and 2007. HHE has identified a number of potential sites in the UK for Marriott Courtyard Hotels and is working with architects to develop a prototype Courtyard for the UK market. HHE is also negotiating with a development company to develop the hotel properties and with a real estate investment company to acquire the hotel properties upon completion. Plans call for the Company to manage the hotel properties and participate in ownership. Although HHE is diligently pursuing opportunities in relation to the Letter of Intent, there can be no assurance whether these efforts will be successful.

The Company, through HHE, is also very actively pursuing the purchase of eleven existing hotels in the UK. The Company is in discussions with various strategic partners to provide the equity capital and arrange financing for this undertaking. Due diligence in the UK with respect to these hotels is ongoing, although there is no definitive purchase agreement with the seller at this time.

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

However, on April 27, 2004, Realty Capital Partners of Colleyville ("RCP") contracted to purchase the hotel and on April 28, 2004, assigned the contract to Harrell Hospitality - Fort Worth, L.L.C. (a wholly owned subsidiary of the Company). Plans called for RCP to raise the equity for the acquisition of the Ramada Plaza and for the Company to arrange for the debt, franchise affiliation, and city economic development program. If the equity was raised, the financing arranged, the franchise agreement signed and the city economic development agreement extended, the acquisition was scheduled to close in the third quarter of calendar year 2004. However, as its due diligence was not complete, RCP did not commit the equity to the transaction and the purchase contract was canceled June 10, 2004. Even though there is no contract in place at this time, the Company and RCP continue to have interest in the project and explore the possibilities, as there is local support in the Fort Worth community for a hotel at this location and for the renovation of the Ramada Plaza.

The owners of the Ramada Plaza canceled the management contract with the Company effective as of June 18, 2004.

The Company is negotiating for the provision of preopening technical services and ongoing management of two additional hospitality properties at the time of filing this report.

3. LIQUIDITY AND CAPITAL RESOURCES

On November 24, 2003, the Company borrowed £100,000 (approximately $170,000) from Michael Connell, a member of the consortium controlling ET, at an interest rate of 12% per annum, due on February 24, 2004, to help the Company's working capital needs. This loan was secured by 2,045,567 shares of ET Stock. The loan was extended until May 24, 2004, and then again to August 24, 2004 on the same terms. (See note below regarding the sale of ET stock).

On February 8, 2004, the Company sold 500,000 shares of ET at a price of 11.5 pence, raising £57,500 (approximately $104,000) for working capital.

During the third quarter, the Company's cash position was poor and worsening, due to ongoing operating losses.

In June 2004 Geoffrey Dart, Clive Russell, and Paul Barham made loans to the Company in the amounts of £5,000 (approximately $9,000), $9,000, and $9,000, respectively, to support the Company's temporary working capital needs. The loans bear interest at 5% per annum and are due on September 17, 2004. The loans were secured by the Company's options in ET.

During July 2004, the board of the Company made the decision to sell its ET stock to provide needed cash for the Company. Accordingly, the Company sold all of its 4,547,812 shares of ET in various transactions for amounts ranging from 5.05 pence to 7.5 pence per share during the month of July. The Company received the funds, totaling £257,000 (approximately $467,000) which was used for working capital, to partially restore the B Preferred separate cash account (as detailed below) and provide a sinking fund for the Class B Preferred dividends and redemptions. Also during the month of July 2004, the Company exercised all of its options to purchase ET common shares, for an amount of approximately £92,000 (approximately $169,000), and thereupon immediately sold the shares for prices ranging from 5.0 to 7.1 pence per share. Funds totaling approximately £212,000 (approximately $381,000) from the sales are expected in the week of August 23, 2004 and will be used to repay the Connell Loan, restore the balance of the B Preferred separate cash account, repay the directors' loans made in June 2004, and for other working capital needs.

Despite the sales of the ET stock, due to ongoing operating losses and due diligence expenses in attempted hotel acquisition and development, the Company does not have sufficient cash and liquidity for its medium or long term needs. The Company is pursuing avenues with private investors to secure adequate funds to be injected into the Company for the purpose of facilitating its expansion plans in the USA and UK. Included in such efforts are funds specifically for the preclosing due diligence expenses and out-of-pocket expenses for specific investment opportunities, as well as funds to use as general working capital. Additionally, a group comprised of past and present directors has agreed to fund the necessary cash needs of the company, on a month to month basis, through September 2004, should the necessity arise. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

4. OTHER COMMENTS BY MANAGEMENT ON RECENT FINANCIAL TRANSACTIONS

Sales of Marketable Securities

As of June 30, 2004, the Company owned 4,547,812 shares of the common stock of ET and options to purchase 3,052,560 shares of the common stock of ET at an exercise price of 3 pence per share. As of June 30, 2004, the market price for ET stock was 3.75 pence per share, giving the Company a net total value in ET of approximately $348,187. The price of the ET stock rose during the month of July 2004, and the board of the Company decided to sell the ET stock to help the Company's liquidity. In July 2004, the Company sold its ET shares (including the shares acquired by exercise of the ET options) for a total of approximately $679,000 (net of the cost of the options). The Company no longer owns any ET shares or options.

Class B Preferred Series 1 - Mandatory Redemption

In April 2002, the Company issued 240,249 of its Class B Preferred Series 1 shares, raising $480,498. Per the Preferred and Common Stock Purchase Agreement dated March 21, 2002 between the Company and the Class B Preferred purchasers (the "March 2002 Agreement") funds from the sale of Class B Preferred were restricted to use as refundable deposits in support of the Company's hotel acquisition program or to be held in a separate cash account and not used.

In September 2002, certain Class B Preferred shareholders, including Gerard Thompson, a director of the Company, and Paul Barham, the CEO of the Company, through a Funds Use Agreement dated September 2002 (the "September 2002 Agreement"), permitted their B Preferred stock funds to be used for any valid corporate purpose, provided that certain of the ET shares were escrowed to support the Company's dividend and mandatory redemption obligations on the Class B Preferred.

When preparing to make the June 2004 redemption payment on the Class B Preferred, the Company discovered that, in error, it had used B Preferred funds, whose use had continued to be restricted, to make redemption payments, and thereby failed to keep the requisite amount of B Preferred Funds in a separate account. Accordingly a default of the March 2002 Agreement had occurred, which required the Company, under the terms of the March 2002 Agreement, to restore the appropriate amount of funds in a separate account and set aside a sinking fund containing an amount not less than two quarters equivalent of dividends and redemption premium. Therefore, in compliance with the March 2002 Agreement, out of the proceeds from the sale of the ET stock, the Company has restored the appropriate balance of the separate account including the sinking fund, totaling $167,002 of which $48,314 was segregated as restricted as of June 30, 2004.

Going Concern

In connection with this filing, the Company received a "going concern" comment from its independent public accounting firm cautioning investors that, based on the Company's financial condition as of June 30, 2004, there can be no assurance that the Company will have sufficient cash flow to continue as an ongoing business. For further information refer to the Notes contained in Part I of this filing.

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For a small company such as ours, the information filings and regulatory compliance is a significant expense, and the available manpower within the company is limited. Such compliance is becoming increasingly more difficult as regulations and rules have been changing rapidly in the past two years. As of the last day of the period covered by this report, our management, including the chief executive officer and chief financial officer, have reviewed and evaluated the disclosure controls of the Company. While management believes that it is making continuing and good faith efforts to comply in all material respects with the regulations regarding information disclosures, deficiencies in certain internal controls are noted, such as obtaining timely copies and evidence of compliance by the directors, officers and significant shareholder filings to report changes in stock ownership as required under Section 16(a) of the Exchange Act. The chief executive officer has asked the disclosure committee to improve internal controls to help achieve more timely compliance and improve disclosure controls.

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

Item 5. Other Information

Dividends on Class A Preferred Stock

There is a single holder of the Company's Class A Preferred Stock. This shareholder is a company affiliated with Nasir Ashemimry, a prior Chairman, Director, and CEO of the Company. The Company did not remit the quarterly dividend of $6,083 on July 1 to the shareholder, as the Company believes it has offsets of expenses and claims owing the Company in amounts that exceed the dividend amount.

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