Form 10KSB
period 2004-09-30
HARRELL HOSPITALITY GROUP INC
filed 2005-06-20
CIK 45694

HARRELL HOSPITALITY GROUP, INC.

16475 North Dallas Parkway, Suite 410

Addison, Texas 75001

Form 10-KSB

For the fiscal year ended:

September 30, 2004

Submitted to

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.

Commission File No. 0-2661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB.

[X] ANNUAL REPORT UNDER TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2004

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

(1) YES X NO

(2) YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $5,074,033.

The aggregate market value of the registrant's Class A Common Stock held by non- affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of April 27, 2005, the last available quotation date: Approximately $1,078,115.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. The number of shares of the registrant's Class A, $.002 par value Common Stock outstanding as of April 27, 2005 was 12,564,907*.

* This number is net of the buy back of 500,000 shares from Norman Marks that was in transit at April 27, 2005.

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

Item 1. Description of Business

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

Effective as of September 1, 1996 the Company and BI entered into a Preferred Stock Purchase and Release of Debt Agreement that replaced the debt obligation of the Company with 243,331 shares of $1.00 par value Class A preferred stock (the "Class A Preferred Shares"). The Class A Preferred Shares are non convertible, nonvoting, noncumulative dividend, with dividends of 10% of par value. The Company has the right, but not the obligation, to redeem the Class A Preferred Shares at any time at par value. The Class A Preferred Shares are not registered under federal securities laws or the laws of any state.

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

Through present and former members of the board of directors, the Company has established contacts with companies in the United Kingdom, and the Company has sought investment opportunities, hotel acquisition opportunities, hotel management opportunities, and capital from the United Kingdom. In furtherance of these efforts in the United Kingdom, the Company opened an office in London, England in November 1999. These efforts did not result in the acquisition of hotels in the UK or management contracts in the UK. On March 31, 2005, the Company sold its wholly owned subsidiary based in the UK, Harrell Hotels (Europe) Ltd ("HHE"), to Red Leopard Holdings PLC ("RLH"). Under the terms of the sale, however, the Company and HHE are to enter into a joint venture under which the Company will provide technical services, due diligence, and management services to the joint venture for hotels in the UK.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has continued to incur net losses which have resulted in a significant accumulated deficit and stockholders' deficiency at September 30, 2004. The Company had net losses attributable to common stock holders of $759,613 and $383,414 for the years ended September 30, 2004 and 2003, respectively. At September 30, 2004, current liabilities exceeded current assets by $448,359, stockholders' deficit was $444,094 and the Company had an accumulated deficit of $4,534,935.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The time required for the Company to become profitable is highly uncertain, and we cannot be assured that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures, working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of the Company, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the Company's common stock. The Company cannot be assured that it will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If the Company fails to make any required payment under the agreements and related documents governing indebtedness or fails to comply with the financial and operating covenants contained in them, it would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

(B) Business of the Issuer:

HOTEL MANAGEMENT

The primary focus of the Company is on hotel management and investment in hotels. At the present time a very high percentage of the Company's revenue is derived from management contracts to manage two hotels in California.

The Company has managed nationally recognized franchises, including Sheraton, Holiday Inn, and Ramada, and is approved as one of a small group of independent management companies accepted by Marriott as a franchisee for its full service hotels. The Company has also been approved by Hilton Hotels to operate its Hilton Garden Inn hotel brand.

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

HMG California entered into a management contract of the Rancho Santa Barbara Marriott in May 1995.The Marriott is a 149 room full service hotel with 8,000 square feet of meeting space and health and spa facilities. HMG California's management contract is a two-year renewable contract that began in June 1995 and has a current expiration of December 31, 2005. HMG California receives a management fee equal to ten percent (10%) of the hotel's net income pre-debt, after a 3% reserve for furniture, fixtures and equipment. The hotel's name was changed on September 1, 2004 to the Santa Ynez Valley Marriott.

Revenues of HMG California for the year ended September 30, 2004 amounted to approximately $4,979,000 constituting approximately 98.1% of the Company's total revenue.

In March 2000, HMG California changed its name to Harrell Hospitality Group - California, Inc.

Harrell Hospitality Group Texas, Inc. ("HHG Texas")

For over two years the Company pursued the acquisition of the Plaza Hotel in downtown Fort Worth, Texas, but ultimately its purchase contracts were not consummated, in large part due to the inability to obtain sufficient equity capital and acceptable financing terms. The Company's interim management of the Plaza Hotel ended June 18, 2004 following the cancellation of the purchase contract on June 10, 2004.

On October 25, 2004, the Company assumed the management of the Radisson Hotel in Little Rock, Arkansas. Under the terms of the management agreement the Company was to receive a fee of 2% of total revenues of the hotel for the first three months, and 3% of total revenues thereafter. Concurrently with the signing of the management agreement the Company entered into an Agreement in Principle which provided for the Company to assist the owner in refinancing the existing debt on the property. On November 23, 2004, the hotel's owner summarily canceled both the management agreement and the Agreement in Principle, stating that another group had secured financing and were assuming management of the hotel. The Company accepted the termination of the management agreement, but is contesting the owner's authority to cancel the Agreement in Principle.

Effective August 1, 2004, the Company entered into a technical services agreement with the owners of the Belmont Hotel, a 77-room boutique hotel being developed south of downtown Dallas, Texas. The technical services fee is $4,000 per month until the opening of the hotel, which is anticipated in September 2005. The Company has submitted its management agreement to the owners to operate the hotel after it opens, but the management agreement has not been signed at the time of this filing.

B. Harrell Hotels (Europe) Ltd.

In anticipation of potential hotel acquisitions in the United Kingdom ("UK"), in February 2002, The Company formed a United Kingdom subsidiary named Red Lion Hotels and Suites Limited. On February 20, 2003 the name was changed to Harrell Hotels (Europe) Ltd. Harrell Hotels Europe, Ltd. ("HHE"), whose operations are based in London, has goals of pursuing the acquisition and development of hotel properties with others and providing property management, asset management and consulting services to hospitality clients in the UK and Europe.

In May 2003, the Company entered into short term consulting agreements with RP Corporate Strategies ("RPC"), Northshore Capital Ltd ("NCL") and Apsley Estates Ltd ("AEL") to perform various services, including financial modeling, asset review and analysis, due diligence, equity and debt procurement and other related services. For services rendered to the Company during 2004, NCL was paid a fee of £6,925 (approximately $12,600). NCL is a company affiliated with Gerard Thompson, a former director of the Company. For services rendered to HHE during 2004, AEL was paid a fee of £21,500 (approximately $39,000) and an additional £38,500 (approximately $70,000) was accrued. AEL is a company affiliated with Geoffrey Dart, who was the chairman and a director of the Company at that time. For services rendered during 2004, RPC was paid a fee of £16,250 (approximately $29,600) and an additional £43,750 (approximately $79,600) was accrued. RPC is a company affiliated with Clive Russell, a director of the Company.

On January 25, 2004, HHE signed a Letter of Intent with Marriott Hotels International B.V., in which HHE agreed to develop ten Courtyard Hotels in the UK between 2005 and 2007. HHE had identified a number of potential sites in the UK for Marriott Courtyard Hotels and was working with architects to develop a prototype Courtyard for the UK market. Plans called for the Company to manage the hotel properties and participate in ownership.

In the summer of 2004 the Company became aware of and pursued the acquisition of eleven existing Courtyard by Marriott hotels being sold in the UK by Whitbread, Plc. HHE sought equity partners and lenders with whom it could potentially acquire the portfolio. HHE met with a number of potential suitors for equity and banks for debt. HHE reached an agreement with Global Investment Partners and Halifax Bank of Scotland (Joint Ventures) to obtain the equity and financing. In the course of this acquisition attempt, the Company performed onsite due diligence, incurring costs of approximately $37,500 and involving travel and time by all of the Company's executives and two additional experienced hoteliers. With the backing of its partners, HHE prepared the bid to Whitbread. Although the HHE group was one of the four finalists for the acquisition, Whitbread received a higher cash bid from another party, and the purchase contract was awarded to a competitor.

After the unsuccessful pursuit of this portfolio, HHE again refocused its attention on the development of new Courtyard by Marriott hotels in the UK. It was evident, however, that it was likely to take significant time and funds to bring one or more of such developments to a conclusion. The Company started to pursue other sources of funding to assist in the program.

In the fall of 2004, in light of the Company's need for additional working capital and to pursue the UK Courtyard development program, the Company sought to sell HHE. The Company received a letter of intent from Red Leopard Holdings ("RLH"), a private UK Company that may be deemed an affiliate of Geoffrey Dart. Geoffrey Dart resigned from the board of directors of the Company and of HHE in order to reduce the potential for any conflict of interest in the possible disposition of HHE. In March 2005, the Company sold HHE to RLH, a company now listed on the AIM stock exchange in the UK, for the sales price of £461,840 (approximately $868,000) plus up to 56,250,000 shares in RLH. Of the sales price, £211,840 was used to pay off the intercompany account between HHG and HHE. From the remaining £250,000, RLH retained £90,000 to cover liabilities of HHE arising prior to March 31, 2005. Any funds remaining at May 31, 2005, after all pre-March 31 liabilities are paid, are to be remitted to the Company by RLH. Of the up to 56,250,000 shares, £1,000,000 worth of the shares (as determined by the average quoted price in the first 42 days after listing on the AIM exchange) will be issued to the Company, but issuance of such shares is contingent upon the achievement of certain milestones by the Company.

C. Biltmore Hotels And Resorts, Ltd.

In anticipation of potential hotel acquisitions in the UK, in February 2002, the Company also formed a UK subsidiary named Red Lion Hotels and Resorts Limited. The corporation was formed under UK law as a private company. On February 20, 2003 the name was changed to Biltmore Hotels and Resorts Ltd. Other than its initial organization, no business has been conducted in this subsidiary.

Number of Employees

At September 30, 2004, the Company and its subsidiaries had 168 full time employees and 65 part time employees. Of these employees, 230 are employed to work at hotels in California, and the Company is reimbursed by the hotels for these employees' compensation in accordance with management agreements with the hotels.

Item 2. Description of Property

(A) Principal Offices

The Company maintains its administrative and executive offices in leased commercial office space located at 16475 North Dallas Parkway, Suite 410, Addison, Texas. The lease expires on July 31, 2006. In the opinion of management, the premises are too large for the Company's present needs, and the Company has requested that the landlord find smaller office accommodations in the same building to which to relocate the Company's offices, which request the landlord has undertaken to try to accommodate.

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

(C) Issues Involving the Investment Company Act of 1940

Following the stock market crash of 1929 and the Great Depression that followed, the US Congress enacted legislation called the Investment Company Act of 1940 (the "1940 Act"), designed primarily to regulate mutual funds. Such mutual funds, or "investment companies," are public companies that invest, reinvest and trade in securities of other companies that they themselves do not control. Prominent examples of investment companies include such companies as the Fidelity, Vanguard and T. Rowe Price organizations, although there are hundreds of other mutual fund companies. An investment company is required to register with the Securities and Exchange Commission as such and is subject to a number of restrictions, regulations and limitations under the 1940 Act.

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

The 1940 Act and the regulations under it provide for certain exceptions. One exception is to apply to the SEC for a ruling that the primary business of the Company is of a non-investment nature. Another is an exception provided in Rule 3a-2 of the regulations for temporary or "transient" investment companies. This rule provides that a company can avoid being deemed an investment company for a period of one year after failing the 40% of assets test if the Company has a bona fide intention to be engaged in a non-investment business within that time.

In June 2001, the Company acquired 11,077,066 of the common shares (the "ET Stock") of Energy Technique, PLC ("ET"), equating to approximately 15% of the outstanding common stock of ET. The consideration given by the Company for the ET Stock was approximately US$480,000. In the third calendar quarter of 2002, the price of the ET Stock rose dramatically on the London Exchange.

While the Company strongly believed it was not an investment company because the Company is primarily an operating company engaged in the hotel management and hotel acquisition business, the increases in the value of the ET Stock caused its value to exceed 40% of the total assets of the Company. In view of this, the Board of Directors availed itself of the exemption provided in Rule 3a-2 for transient investment companies. The Board approved resolutions to direct the Company's efforts to be primarily engaged in the hospitality business, including hotel management and hotel consulting and in the acquisition of interests in hotels or other hospitality assets and to reduce the Company's investment securities or increase the Company's other assets such that, as soon as prudently feasible, the value of the investment securities shall be less than 40% of the total assets of the Company. As a transient investment company, the Company had to reduce the level of investment securities in relation to total assets of the Company.

In that regard, the Company sold shares of the ET Stock in a number of transactions in 2003 and 2004. As of June 30, 2004, the Company owned 4,547,812 shares of the common stock of ET and options to purchase 3,052,560 shares of the common stock of ET at an exercise price of 3 pence per share. As of June 30, 2004, the market price for ET stock was 3.75 pence per share, giving the Company a net total value in ET of approximately $348,187. The price of the ET stock rose during the month of July 2004, and the board of the Company decided to sell the ET stock to help the Company's liquidity. In July and August 2004, the Company sold all of its remaining ET shares (including the shares acquired by exercise of the ET options) for a total of approximately $684,000 (net of the cost of the options). The Company no longer owns any ET shares or options.

The complete liquidation of the ET stock resolved any issues under the 1940 Act, but future acquisition of RLH securities may again cause the Company to seek an exemption from the 1940 Act. Depending on the value of other assets of the Company at the time the Company receives shares of RLH as part of the consideration of the sale of HHE, the RLH shares may constitute more than 40% of the Company's assets. The sale of HHE to RLH is expected to generate additional revenues from joint venture arrangements with HHE for the provision of certain hospitality services. Again, the Company believes that it is not an investment company because the Company is primarily an operating company engaged in the hotel management and hotel acquisition business.

Item 3. Legal Proceedings

There were no material legal proceedings, either ongoing, instituted by or against, or otherwise involving the Company during the year ended September 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

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

	Fiscal 2004 Bid Prices		Fiscal 2003 Bid Prices
	High	Low	High	Low

First Quarter	0.8	0.25	1.01	0.25
Second Quarter	0.8	0.25	0.27	0.25
Third Quarter	0.35	0.25	0.27	0.25
Fourth Quarter	0.65	0.25	0.80	0.25

In March 2005, because the Company was not current in the filing of this Form 10-KSB, the NASD suspended quotation of the Company on the Bulletin Board.

(B) Holders

As of September 30, 2004, there were 717 record holders of the Company's Class A common stock.

(C) Dividends

There were no cash dividends paid on the Company's Class A common stock in the last two fiscal years. The Company has no present plans to pay dividends on the its Class A common stock. No express limits have been set on payment of dividends, other than those imposed by state corporate law statutes. Delaware corporate law permits payment of dividends only out of surplus, or if there is no surplus, out of net profit from the current fiscal year and the preceding fiscal year. As of the date of filing this report, the Company does not have surplus or profits from which any dividends may be paid.

(D) Securities Authorized for Issuance Under Equity Compensation Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercised price of outstanding options, warrants and rights	Number of securities remaining available to future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	22,048,117	0.29	-
Total	22,048,117	0.29	-

A description of the features of these equity compensation plans is set forth in Item 5 (E) below.

(E) Recent Sales of Unregistered Securities

(1) Class A Common Stock

The following are the sales of securities by the Company within the past three years that have been made without registration under the Securities Act of 1933.

Under the terms of the Stock Agreement described in Item 1 above and the employment agreements of Paul Barham and Norman Marks, the Company granted options to purchase 20,000,000 shares of Class A common stock, with the option commencing on January 1, 2000 and if not exercised, automatically expiring on December 31, 2005 on the following terms (the "November 99 Option Exercise Terms"):

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

On November 6, 2002 the Company agreed to sell Rotch Property Group 225,000 shares of the Company's Class A Common Stock for $100,000 in a private transaction. A portion of the stock sales proceeds were received in the quarter ending December 31, 2002, and the remaining proceeds were received in the quarter ending March 31, 2003. The Company issued the securities on May 22, 2003.

On June 13, 2003, as part of the Company's loan agreement with Netcentric, Plc, a UK company, a portion of the interest accrued was to be paid in stock of the Company. After the loan was repaid on May 17, 2003, 97,518 shares of Class A Common stock were issued to Netcentric in a private transaction in accordance with the loan agreement.

On July 15, 2003, the Board granted to senior staff in the corporate office, the London office, and to the general managers of its three managed hotels, options to purchase a total of 575,000 shares of Class A Common. The exercise price of the options is $0.25 per share, with a vesting date of July 15, 2005, and an option expiration date of July 15, 2008.

In July 2003, the Company issued 987,772 shares of Class A common stock to RPC (a UK private company affiliated with Clive Russell) in connection with its agreement with the Company. Under the terms of the agreement, if, within three years of the date of the agreement, eight hotels had not been acquired by the Company, the Company had the right to repurchase the stock issued for a nominal sum. Subsequent to the year ended September 30, 2004, and as part of a negotiated settlements of amounts owed to Clive Russell and RPC, in exchange for waiving all amounts due through November 30, 2004, a new agreement between RPC and the Company was signed, which agreement removed the eight acquired hotels requirement.

Immediately prior to the Company's fiscal year end 2003, and in settlement of accrued but unpaid salaries and fees, through August 31, 2003, the Company entered into settlement agreements with each respective officer, director, or their affiliated entities, who was owed funds. It was part of the goal of the Company to improve its financial condition, in a similar way to the elimination of the Company's loans, through the liquidation of part of its ET stock holdings. The accrued salaries and fees at August 31, 2003 totaled $457,458.84. The settlement agreements provided for a payment of 20% of the accrued obligation in cash with the balance being paid either (i) in Class A Common stock options at the current market price, and having an expiration date of September 30, 2008, or (ii) by extension by five years of options already held by the debt holder, based on a formula of 50 options extended for each dollar of indebtedness waived, or (iii) by issuance of Class A Common stock of the Company, whereby a debt holder converted existing options at their current conversion price, together with any remaining options being extended for three years, or (iv) a combination of the above. Under the terms of the settlement agreements the $457,458.84 of accrued obligations owed by the Company was settled as follows:

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

(2) Class B Preferred Series 1

Between April and June 2002, the Company sold 240,249 shares of Class B Preferred stock to a total of fourteen purchasers for cash consideration of $2.00 per share, which was an aggregate cash consideration of $480,498. Each Class B Preferred Series 1 share was convertible into one share of Class A Common at the option of the holder. Between April and June 2002, the Company also sold 141,551 shares of Class A Common to certain of the Class B Preferred Series 1 shareholders for cash consideration of $0.31 per share. At that time, the Company also granted options to the Preferred B shareholders who purchased Class A Common to purchase an aggregate total of 424,653 shares of Class A Common at the exercise price of $0.31 per share, with such options commencing in April 2002 and if not exercised, automatically expiring on April 2007.

Per the Preferred and Common Stock Purchase Agreement dated March 21, 2002 between the Company and the Class B Preferred purchasers (the "March 2002 Agreement") funds from the sale of Class B Preferred were restricted to use as refundable deposits in support of the Company's hotel acquisition program or to be held in a separate cash account and not used. In September 2002, certain Class B Preferred shareholders through a Funds Use Agreement dated September 2002 (the "September 2002 Agreement"), permitted their B Preferred stock funds to be used for any valid corporate purpose, provided that certain of the ET shares were escrowed to support the Company's dividend and mandatory redemption obligations on the Class B Preferred.

When preparing to make the June 2004 redemption payment on the Class B Preferred, the Company discovered that, in error, it had used B Preferred funds, whose use had continued to be restricted, to make redemption payments, and thereby failed to keep the requisite amount of B Preferred Funds in a separate account. Accordingly a default of the March 2002 Agreement had occurred, which required the Company, under the terms of the March 2002 Agreement, to restore the appropriate amount of funds in a separate account and set aside a sinking fund containing an amount not less than two quarters equivalent of dividends and redemption premium. Therefore, in compliance with the March 2002 Agreement, out of the proceeds from the sale of the ET stock, the Company restored the appropriate balance of the separate account including the sinking fund, totaling $167,002 of which $48,314 was segregated as restricted as of June 30, 2004.

In July 2004, with proceeds from the sale of the balance of the Company's stock holdings in ET, the Company redeemed the balance of the Class B Preferred Series 1 stock. The final payment included accrued interest of $5,723 and a 5% redemption premium totaling $14,039. At September 30, 2004, the Company no longer had Class B Preferred Series 1 stock outstanding.

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

The Company has identified the policies below as critical to the Company's business operations and the understanding of the Company's results of operations. For a detailed discussion on the application of these and other accounting policies, see Note B in the Notes to Consolidated Financial Statements.

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

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, marketable securities, and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of the notes payable also approximates fair value given that it bears a market rate of interest. None of the financial instruments are held for trading purposes as of September 30, 2004.

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

Marketable Securities

Marketable securities at September 30, 2004 and 2003 consist of common stocks and common stock warrants. Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments to be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re- evaluated at each balance sheet date. The Company's marketable equity securities were classified as trading securities through June 30, 2002 and as available-for-sale subsequent to June 30, 2002. The change in classification was made to reflect the change in status of the marketable equity securities. Trading securities are carried at fair value, with unrealized gains and losses reported in the income statement. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income (loss) within the stockholders' equity section of the balance sheet. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices.

RESULTS OF OPERATIONS

A. Revenues

Revenues for the years ended September 30, 2004 and 2003 were primarily produced from the Company's interest in Hotel Management Group. Revenues increased from $4,557,415 for the fiscal year ended September 30, 2003 to $5,074,033 for the fiscal year ended September 30, 2004. Revenues increased primarily due to higher reimbursed payroll expenses within the hotel operations.

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

B. Employee Compensation

Employee compensation expense includes salaries for Messrs Barham and Marks, the accounting staff of the Company, as well as the employees in the hotel locations.

C. Operating Expenses

Total operating expenses for the fiscal year ended September 30, 2004 were $6,195,566, or 122% of revenue, and total operating expenses for the fiscal year ended September 30, 2003 were $5,353,272 or 117% of revenue. Expenses were higher year over year, mainly driven by higher payroll expenses within the hotel operations.

LIQUIDITY AND CAPITAL RESOURCES

The increased costs outlined above resulted in a drain on the Company's cash flow. At September 30, 2004, the Company had $26,760 in cash and $448,359 deficit in working capital, and at September 30, 2003, the Company had $147,948 in cash and $817,486 in working capital.

Effective October 1, 2001, the Company enacted certain expense and payroll economies, including the Company's directors and most of the officers deferring 20% of their fees or salaries. The accrued fees and salaries at August 31, 2003 were settled in accordance with the settlement agreements outlined in Item 5 above. In addition a wage freeze was implemented at the California hotels managed by the Company. Further deferrals of salaries and fees commenced in February 2004 and totaled $89,645 at September 30, 2004.

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

In June of 2004, the Company found itself short of immediate working capital funds and three of the directors, Dart, Russell and Barham, made short term loans totaling $27,000 to the Company to assist in meeting immediate expenditures. In addition, Michael Connell agreed to extend his £100,000 loan for a further 90 days.

In July 2004, the price of Energy Technique stock spiked upward, such that the Company could realize a significant gain from the sale of its ET stock holdings and at prices that were at a premium above the Company's exercise price for more than 3 million options in ET. The board elected to sell all of its stock holdings as well as exercise its options and sell that stock while the opportunity was available. With the proceeds of approximately $684,000 (net of the cost of options), the Company paid off its loans from Michael Connell and the directors, and redeemed all the remaining B Preferred shares still outstanding, thereby saving significant interest expense. The sale of the stock also provided the Company and HHE with working capital with which to pursue other hotel opportunities.

In the summer of 2004, the Company pursued, unsuccessfully, the acquisition of 11 Courtyard by Marriott hotels in the UK, during which process the Company spent approximately $37,500 on third-party due diligence costs. During the period of July to December 2004, the Company's cash flow continued to be negative.

Because of declining revenues, the Company implemented a number of measures to reduce expenses. The Company froze wages of the onsite employees on a temporary basis until financial conditions improve. In addition Paul L. Barham, the chief executive officer of the Company deferred all of his salary and director fees from April 2004 through November 2004, as did Clive Russell / RPCS and Geoffrey Dart / Apsley Estates.

In early December 2004, the Company discussed moving from its office space with the building landlord, and as a result, the landlord permitted the Company to retain its tenancy, forgave three months rent, and agreed to rent at $1,000 per month for December 2004 through February 2005, with a review in February 2005. In April 2005 the office landlord agreed to extend the reduced rent of $1,000 per month for four more months and to discuss the issue again at that time. However, not all creditors were willing to reduce or defer payment, and as a result, Dart, Russell, and Barham made short-term loans to the Company in the amounts of £5000, $9,000 and $9,000 respectively, to be used for the payment of the current creditors of the Company. The loans bore interest at 5% per annum, and were due upon the sale of HHE or February 28, 2005, whichever was earlier. The loans were repaid in April 2005 from the funds arising from the sale of HHE to RLH discussed below.

The Board had recognized during the Summer of 2004 that if it was not successful in the acquisition of the eleven Courtyard hotels in the UK, it would then refocus its attention on the UK development activity and in that regard, seek an investor in the Company (or HHE) to alleviate the cash flow drain.

Red Leopard Holdings ("RLH") was identified as a potential acquirer of HHE, and in December 2004 submitted a proposal to the Board of the Company for the purchase of HHE, which proposal included £461,840 (approximately $868,000) in cash. The sale of HHE to RLH was concluded in March 2005 and out of the cash £90,000 was retained by RLH and is to be used to pay off an estimated £72,000 in HHE liabilities, with £211,840 paid by HHG to HHE to repay the intercompany account and £160,000 remitted to HHG. Any funds remaining at May 31, 2005 are to be remitted to the Company. The Company used the £160,000 (approximately $298,000) received in March (and will use any funds received in May) to pay off the Company's existing liabilities and for ongoing working capital.

At the time of filing this report, the three hotels that the Company operates are generating insufficient cash to meet the Company's monthly operating and development expenses because (i) the softness of the United States economy, (ii) the Biltmore Hotel has been negatively impacted by the downturn in the Silicon Valley economy, (iii) the Santa Ynez Valley Marriott is in its off season, and (iv) the hospitality industry in general continues to suffer lower revenues in the wake of the slow recovery of the US economy.

However the Company believes that its existing cash, negotiated private sales of the Company's Class A Common, together with anticipated cash flows from operations and further borrowings, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund losses.

Item 7. Financial Statements

The following financial statements are filed as a part of this report:

See the Index to Financial Statements on page F-1 immediately following page 31 of this report. All such financial statements, schedules and supplementary data are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Disclosure controls are procedures that are designed with an objective of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For a small company such as ours, the information filings and regulatory compliance is a significant expense, and the available manpower within the Company is very limited. Such compliance is becoming increasingly more difficult as regulations and rules have been changing rapidly in the past two years. As of the date of this report, our management, including the chief executive officer and chief financial officer, have reviewed and evaluated the disclosure controls of the Company and found them to be effective. While management believes that it is making continuing and good faith efforts to comply in all material respects with the regulations regarding information disclosures, deficiencies in certain internal controls are noted, such as obtaining timely copies and evidence of compliance by the directors, officers and significant shareholder filings to report changes in stock ownership as required under Section 16(a) of the Exchange Act.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information with respect to our directors and executive officers as of September 30, 2004.

NAME	POSITION WITH COMPANY	AGE
Paul L. Barham	Director and Chief Executive Officer	51
Geoffrey Dart	Director and Chairman of the Board (resigned December 13, 2004)	57
Norman L. Marks	Director, President and Chief Operating Officer (resigned March 31, 2005)	63
Clive Russell	Director	64

Each of the four directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified.

GEOFFREY DART was elected as Chairman of the Company's Board of Directors in November 1999 and continued to serve in that capacity until his resignation on December 13, 2004. Dart also served until January 27, 2003 as a Director on the Board of Avatar Systems, Inc., a company listed on the NASDAQ Bulletin Board that develops, markets and sells software for the upstream petroleum industry; until January 27, 2003 as Deputy Chairman of L&B, a company listed on the United Kingdom's AIM exchange, that invests in business and property in the United Kingdom and the United States; until January 27, 2003 as Chairman of the Board for ET, a company listed on the London Stock Exchange that provides high quality heating and air conditioning equipment for industrial and commercial applications; and until January 27, 2003 as Chairman of the Board for Merchant House Group PLC an investment banking firm listed on the United Kingdom's AIM exchange. Mr. Dart resides in London. Mr. Dart resigned subsequent to the fiscal year end, effective December 13, 2004.

PAUL L. BARHAM was elected the Chief Executive Officer of Harrell Hospitality Group, Inc. in November 1999 and has served in that capacity since. Prior to that, he served the Company as Chief Financial Officer from 1992 to 1999. He has been a Director of the Company since 1992. He also served as Director of ET until March 2003.

NORMAN L. MARKS was elected President, Chief Operating Officer and Director of Harrell Hospitality Group, Inc. in November 1995 and has served in those capacities since that time, until his resignation on March 31, 2005.

CLIVE RUSSELL was elected as Director of the Company in March 2003. Until 1997 he served as a senior partner of Baker Tilly, an international firm of accountants; since 1997 he has served as director of RP Corporate Strategies, a company that serves as financial structuring consultant in industries including real estate and hotels. Mr. Russell lives in London and also lectures internationally on securitization and allied subjects.

Audit Committee Financial Expert

The Board of the Company has determined that it has at least one audit committee financial expert serving on its audit committee. Clive Russell is the audit committee financial expert, and he is not independent.

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

The Company has not received Forms 4 or 5 from all officers, directors or ten percent shareholders, but a review of the transfer documents from the transfer agent reveals no change in ownership by those persons of the Company's Class A Common, apart from stock issued relative to the September 30, 2003 settlement agreements.

Item 10. Executive Compensation

The following table contains information concerning the annual compensation and long-term compensation payable to named executive officers during each of the last three fiscal years.

Summary Compensation Table
	Annual Compensation				Long term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen sation	Securities Underlying Options	All Other Compensa tion
Paul L. Barham, Chief Executive Officer	2004	$120,000 (1)	-	$63,228 (2)	-	$1,461
	2003	$144,740 (3)	-	-	51,452	$1,461
	2002	$145,505 (4)	-	-	-	$1,461
Norman L. Marks, President	2004	$110,000 (5)	-	-	-	$3,477
	2003	$115,824 (6)	-	-	-	$3,477
	2002	$120,780 (7)	-	-	-	$3,477

Note 1: Of this amount, $53,250 was paid and $66,750 was deferred. Not included in this number is $35,290 paid as part of the settlement of deferred payroll from prior years.

Note 2: This amount represents the share of gain on ET stock, payment of which is deferred.

Note 3: 2003 Salary for Paul L. Barham was $144,740 paid in cash and all deferred salary was settled by extension of stock options pursuant to settlement agreements entered into as of September 2003.

Note 4: 2002 Salary for Paul L. Barham was $92,400 paid and $53,105 deferred.

Note 5: 2004 Salary for Norman L. Marks was $110,000, of which $97,750 was paid in cash and $12,250 deferred.

Note 6: 2003 Salary for Norman L. Marks was $115,824 paid and all deferred salary was settled by extension of stock options pursuant to settlement agreements entered into as of September 2003.

Note 7: 2002 Salary for Norman L. Marks was $106,587 paid and $14,193 deferred.

This table does not include medical expense reimbursement, club dues, or the value of automobiles (and their maintenance, repair and insurance) furnished to all of the executive officers of the Company, which in the aggregate for all officers amounted to $15,600 during fiscal year 2004.

In 2002 and 2003, as part of the annual compensation included in the table above, the Company compensated Paul Barham for his service as a non-executive director of ET. Mr. Barham assigned his directors fee to the Company. In addition to this fee, ET granted Barham 1,623,899 stock options to purchase ET common shares at the price of 3 pence sterling per share, all of which options Barham then assigned to the Company. Effective October 1, 2001, the employment agreement for Barham was amended to recognize the additional time commitment of Barham to ET. As an incentive to encourage the future results of ET and the resultant increase in the value of the Company's investment in ET, Barham's employment agreement was amended to allocate to Barham 10% of such potential future increase in value of the Company's ET stock investment if and when the Company ever realizes such increase in value. Barham's share of the realized gains in the Company's ET holdings accrued at August 31, 2003, were paid as part of the settlement agreements. Barham resigned as a Director of ET in March 2003. Barham's share of the realized gains in the Company's ET holdings in 2004 are $63,288, which amount is accrued but has not been paid.

At the present time and at all times during the past three fiscal years, the Company had no pension, retirement, annuity, deferred compensation, incentive or stock purchase, thrift or profit-sharing plan, except the accumulated cash value of the life insurance policies on the lives of Paul Barham and Norman Marks.

Each of the Directors of the Company who is not employed by the Company receives Director Fees at the rate of $2,083.33 per month. Effective October 2001, 20% of such fees were deferred in recognition of the Company's depleted income and resultant illiquidity. Effective September 1, 2002, Dart agreed to fully defer his directors' and consulting fees until the Company has adequate liquidity. All deferred and accrued fees through August 31, 2003, were settled as part of the settlement agreements. Directors' Fees and consulting fees were resumed in October 2003 and paid until February 2004. Thereafter, director and consulting fees were accrued but deferred until the Company has adequate liquidity. Total fees due to Geoffrey Dart and fees due Apsley Estates through December 13, 2004, totaling $116,769 are accrued and deferred pending adequate liquidity. Total fees due to Clive Russell through November 30, 2004 totaling $160,350 were waived as part of the settlement and revised agreement with RPC dated April 1, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(A) Five percent shareholders. The following table sets forth the persons who, as of September 30, 2004, who were known to the Company to be beneficial owners of more than five percent of each class of the voting securities of the Company:

Class of Securities	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Class A Common	Merchant Capital Holdings Ltd c/o Robert Edwards 17060 Dallas Parkway #101 Dallas, TX 75248	3,228,700 plus 8,804,300 options	55.0%
Class A Common	Businesship International, Inc. One Alhambra Plaza Suite 1400 Coral Gables, FL 33134	1,456,140	11.1%
Class A Common	London & Boston Investments PLC, (formerly Cybertec Holdings PLC) Rosedale House Rosedale Road Richmond Surrey England TW 92 SZ	1,392,000	10.7%
Class A Common	Barham Family Interests, Inc.(2) 16475 North Dallas Pkwy Suite 410 Addison, Texas 75001	507,500 plus 5,051,452 options	30.7%
Class A Common	Marks & Associates, Inc.(3) 16475 North Dallas Pkwy Suite 410 Addison, Texas 75001	500,000 plus 5,000,000 options	30.4%
Class A Common	RP Corporate Strategy (4) 3 Bristol Mews Little Venice, London W92JF	987,772	7.6%
Class A Common	Gerard Thompson Wachovia Bank 255 South County Road Palm Beach, FL 33480	680,335 plus 1,323,697 options	13.9%

(1) The percentage of each class is based on the total amount of outstanding securities plus, as to each person or group, the number of securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2) Paul Barham and his other family members owned 507,500 shares through Barham Family Interests, Inc. and Barham Family Interests, Inc. also had options to acquire 5,051,452 shares as of September 30, 2004.

(3) Norman Marks and his other family members owned 500,000 shares through Marks and Associates, Inc., and Marks and Associates, Inc. also had options to acquire 5,000,000 shares as of September 30, 2004. On March 31, 2005, as part of a settlement with Norman Marks upon his resignation, the 500,000 shares were repurchased by the Company, and the 5,000,000 options were canceled.

(4) Russell, other family members, and associates owned 987,772 shares through RP Corporate Strategy as of September 30, 2004.

(B) Security ownership of management. The following table sets forth each class of equity securities owned by the executive officers and directors of the Company as of April 27, 2005, individually and as a group.

Class of Securities	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Class A Common	Paul L. Barham (2) 16475 North Dallas Parkway Suite 410 Addison, Texas 75001	507,500 plus 5,051,452 options	30.7%
Class A Common	Clive S. Russell (3) 3 Bristol Mews Little Venice, London, UK W9 2JF	987,772 plus 250,000 Options	7.3%
Class A Common	All officers and directors as a group	1,495,272 plus 5,301,452 Options	41.0%

(1) The percentage of each class is based on the total amount of outstanding securities plus, as to each person or group, the number of securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2) Barham and his other family members own 507,500 shares through Barham Family Interests, Inc. and Barham Family Interests, Inc. also has options to acquire 5,051,452 shares as of September 30, 2004.

(3) Russell, other family members, and associates own 987,772 shares through RP Corporate Strategy.

Item 12. Certain Relationships and Related Transactions

Transactions involving related parties in the last two years are described in Item 1, Item 5 and Item 10 of this report.

Item 13. Exhibits

(e.) Exhibits -

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

(o) Loan Agreement between the Company and Michael Connell dated November 24, 2003.

(p) Directors Loan Agreements dated June 2004

(q) Directors Loan Agreements dated December 2004

(r) Share Purchase Agreement between RLH and the Company dated as of March 25, 2005

(s) Compromise and Settlement Agreement and Stock Purchase and Option Cancellation Agreement between the Company and Norman Marks regarding his resignation and separation from the Company April 1, 2005.

(t) Agreement between RPC and the Company Agreement of April 1, 2005.

(14) Code of Ethics

(21) Subsidiaries of Harrell Hospitality Group, Inc.

(31) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99) Audit Committee Charter

Item 14. Principal Accountant Fees and Services

The following table discloses accounting fees and services that were billed by our auditor, Whitley Penn:

Type of Services Rendered	2004 Fiscal Year	2003 Fiscal Year
(a) Audit Fees	48,296	17,661
(b) Audit related Fees	0	0
(c) Tax Fees	0	0
(d) All Other Fees	0	0

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

_________________________________________ ____________________

Clive Russell Date

Director

_________________________________________ ____________________

Paul L. Barham, Date

Director and Chief Executive Officer

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004 and 2003

Table of Contents

Report of Independent Registered Public Accounting Firm F-2

Consolidated Financial Statements:

Consolidated Balance Sheets F-3

Consolidated Statements of Operations F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit) F-5

Consolidated Statements of Cash Flows F-6

Notes to Consolidated Financial Statements F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Harrell Hospitality Group, Inc.

We have audited the accompanying consolidated balance sheets of Harrell Hospitality Group, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harrell Hospitality Group, Inc. and subsidiaries at September 30, 2004 and 2003, and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company's recurring losses from operations and net loss attributable to common stockholders in 2004 of $759,613, working capital deficit of $448,359 at September 30, 2004 and accumulated deficit at September 30, 2004 of $4,534,935 and substantial obligations with no current resources to satisfy the obligations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note B. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Whitley Penn

Dallas, Texas

April 11, 2005

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$26,760	$147,948
Accounts receivable, net of the allowance for doubtful accounts of $40,728 and $10,252 for 2004 and 2003, respectively	16,592	50,386
Marketable equity securities	-	833,495
Other assets	37,411	35,295
Total current assets	80,763	1,067,124

Property and equipment, net	2,551	4,626

Other assets:
Restricted cash	-	99,812
Deposits	1,714	156,588
Total assets	$85,028	$1,328,150

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$302,893	$94,568
Accrued liabilities - related parties	211,229	-
Notes payable	15,000	-
Current portion of shares subject to mandatory redemption	-	155,070
Total current liabilities	529,122	249,638

Shares subject to mandatory redemption, net of current portion	-	348,160

Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized,
243,331 shares issued and outstanding, $1.00
per share involuntary liquidation preference	243,331	243,331
Common stock:
Class A, $.002 par value; 100,000,000 shares
authorized, 13,064,907 and 12,444,669
shares issued and outstanding, respectively	26,129	24,889
Additional paid-in capital	4,064,268	3,888,550
Class A, 0 and 620,238 shares to be issued, respectively	-	176,958
Accumulated deficit	(4,534,935)	(3,775,322)
Accumulated other comprehensive income	7,838	422,671
Deferred stock compensation	(250,725)	(250,725)
Total stockholders' equity (deficit)	(444,094)	730,352

Total liabilities and stockholders' equity (deficit)	$85,028	$1,328,150

See accompanying notes to the consolidated financial statements

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2004	2003

Revenues:
Hotel human capital reimbursements	$4,809,818	$4,225,653
Management fees	264,215	331,762
Total revenues	5,074,033	4,557,415

Expenses:
Employee compensation	5,441,868	4,723,989
General and administrative	753,698	629,283
Total expenses	6,195,566	5,353,272

Operating loss	(1,121,533)	(795,857)

Other income (expense):
Realized gain (loss) on marketable securities, net	383,030	524,943
Interest expense	(60,666)	(77,198)
Gain on early redemption of Series B preferred stock	46,619	-
Other income (expense), net	5,102	33,391
Total other income	374,085	481,136

Net loss	(747,448)	(314,721)

Preferred dividends paid and accrued	12,165	68,693

Net loss attributable to common stockholders	$(759,613)	$(383,414)

Basic and diluted loss per common share	$(0.06)	$(0.03)

Weighted average number of
common shares outstanding	12,971,704	11,393,829

See accompanying notes to the consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Year Ended September 30, 2004 and 2003
								Accumulated Other Comprehensive Income
	Preferred Stock	Common Stock - Class A		Common Stock to be Issued		Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustment	Cumulative Change in Available for Sale Securities	Deferred Stock Compen- sation	Total Stockholders Equity (Deficit)
		Shares	Amount

Balance at September 30, 2002	$243,331	11,134,379	$22,268	$-		$3,501,028	$(3,355,006)	$61,698	$304,751	$-	$778,070
Net loss attributable to common stockholders	-	-	-	-		-	(383,414)	-	-	-	(383,414)
Cumulative translation adjustment	-	-	-	-		-	-	(74,635)	-	-	(74,635)
Reclassification of recognized transactions of available-for-sale securities	-	-	-	-		-	-	-	(203,446)	-	(203,446)
Change in available-for-sale securities	-	-	-	-		-	-	-	334,303	-	334,303
Total comprehensive loss	-	-	-	-		-	-	-	-	-	(327,192)
Accretion of excess redemption amount of redeemable preferred stock	-	-	-	-		-	(36,902)	-	-	-	(36,902)
Sale of common stock	-	225,000	450	-		99,550	-	-	-	-	100,000
Issuance of common stock for services	-	987,772	1,976	-		244,968	-	-	-	(246,944)	-
Issuance of common stock for interest	-	97,518	195	-		24,184	-	-	-	-	24,379
Issuance of stock options for services	-	-	-	-		13,048	-	-	-	(13,048)	-
Issuance of stock options to employee	-	-	-	-		5,772	-	-	-	-	5,772
Common stock to be issued	-	-	-	176,958		-	-	-	-	-	176,958
Deferred stock compensation amortization	-	-	-	-		-	-	-	-	9,267	9,267

Balance at September 30, 2003	243,331	12,444,669	24,889	176,958		3,888,550	(3,775,322)	(12,937)	435,608	(250,725)	730,352

Net loss attributable to common stockholders	-	-	-	-		-	(759,613)	-	-	-	(759,613)
Cumulative translation adjustment	-	-	-	-		-	-	20,775	-	-	20,775
Change in available-for-sale securities	-	-	-	-		-	-	-	(435,608)	-	(435,608)
Total comprehensive loss	-	-	-	-		-	-	-	-	-	(1,174,446)
Common stock issued in settlement of deferred fees	-	620,238	1,240	(176,958)		175,718	-	-	-	-	-

Balance at September 30, 2004	$243,331	13,064,907	$26,129	$-	$.	4,064,268	$(4,534,935)	$7,838	$-	$(250,725)	$(444,094)

See accompanying notes to the consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2004	2003
Operating Activities:
Net loss attributable to common stockholders	$(759,613)	$(383,414)
Adjustments to reconcile net loss attributable to common
stockholders to net cash used in operating activities:
Depreciation	2,075	2,732
Common stock issued or to be issued and deferred stock
compensation for services and interest	-	228,676
Realized (gains) losses on sale of marketable securities, net	(383,030)	(524,943)
Gain on early redemption of series B preferred stock	(46,619)	-
Changes in operating assets and liabilities:
Accounts receivable	33,794	(16,541)
Other assets	(2,116)	(16,498)
Restricted cash	99,812	163,050
Deposits	154,874	(151,383)
Accounts payable, accrued liabilities, and accrued liabilities - related parties	437,804	(27,733)
Accrued salaries	-	(226,778)
Net cash used in operating activities	(463,019)	(952,832)

Investing Activities:
Purchase of marketable securities	-	(128,257)
Sale of marketable securities	801,692	1,332,972
Net cash provided by investing activities	801,692	1,204,715

Financing Activities:
Proceeds from notes payable	98,030	390,493
Payments on notes payable	(83,030)	(602,204)
Redemption of shares subject to mandatory redemption	(474,861)	(38,770)
Sale of common stock	-	100,000
Net cash used in financing activities	(459,861)	(150,481)

Net increase (decrease) in cash and cash equivalents	(121,188)	101,402
Cash and cash equivalents at beginning of year	147,948	46,546

Cash and cash equivalents at end of year	$26,760	$147,948

Supplemental Cash Flow Information:

Cash paid during the year for interest	$42,417	$61,641

Cash paid during the year for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

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

B. Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has continued to incur net losses, which have resulted in a significant accumulated deficit and stockholders' deficit at September 30, 2004. We had losses of $759,613 and $383,414 for the years ended September 30, 2004 and 2003, respectively. At September 30, 2004, current liabilities exceeded current assets by $448,359, stockholders' deficit was $444,094 and we had an accumulated deficit of $4,534,935.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The time required for the Company to become profitable is highly uncertain, and the Company cannot be assured that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of the Company, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the Company's common stock. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

C. Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2004 and 2003, the Company had no such investments included in cash and cash equivalents.

Accounts Receivable

The Company performs periodic credit evaluations of its customers' financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been within management's expectations. Management has established an allowance for bad debts to cover management's estimate of uncollectible accounts. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

Marketable Equity Securities

Marketable securities at September 30, 2004 and 2003 consist of common stocks and common stock warrants. Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments to be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re- evaluated at each balance sheet date. The Company's marketable equity securities were classified as trading securities through June 30, 2002 and as available-for-sale subsequent to June 30, 2002. The change in classification was made to reflect the change in status of the marketable equity securities. Trading securities are carried at fair value, with unrealized gains and losses reported in the income statement. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income (loss) within the stockholders' equity section of the balance sheet. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated lives of the assets. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited to other income (expense) of the respective period. Estimated useful lives for property and equipment are as follows:

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

Income Taxes

Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Foreign Currency Translation

All assets and liabilities in the balance sheet of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. All revenues and expenses in the statement of operations, of these foreign subsidiaries, are translated at average exchange rates for the year. Translation gains and losses are not included in determining net income but are shown in accumulated other comprehensive income (loss) within the stockholders' equity section of the balance sheet. Foreign currency transaction gains and losses are included in determining net income (loss) and were not significant in 2004 or 2003.

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consist of net income (loss), foreign currency translation adjustments and net unrealized gains (losses) on securities and is presented in the accompanying statement of changes in stockholders' equity (deficit). SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's results of operations or cash flows.

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

Stock options of 22,048,117 for the years ended September 30, 2004 and 2003, respectively, have been excluded from earnings per share due to the stock options being anti-dilutive.

Stock Options

At September 30, 2004, the Company has stock options outstanding for unregistered common shares, which are described more fully in Note L. The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The following presents pro forma loss and per share data as if a fair value accounting method had been used to account for stock based compensation:

	2004	2003

Net loss available for common stockholders	$(759,613)	$(383,414)
Stock-based employee compensation expense included in reported net loss	-	5,772
Less total stock-based employee compensation expense determined under fair value based method for all awards	(112,752)	(1,332,395)

Pro forma net loss attributable to common stockholders	$(872,365)	$(1,710,037)

Loss per share:
Basic and diluted, as reported	$(0.06)	$(0.03)
Basic and diluted, pro forma	$(0.07)	$(0.15)

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial

Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their carrying amounts due to the relatively short maturity of these instruments. The carrying value of notes payable also approximates fair value since it bears market rates of interest. None of these instruments are held for trading purposes.

Impact of Recently Issued Accounting Standards

In December 2003 the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, ("FIN 46R") which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the consolidated balance sheet and any previously recognized interest being recognized as the cumulative effect of a change in accounting principle. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and noncontrolling interest of the VIE. The Company owns no interests in variable interest entities; therefore, FIN 46R will not affect the Company's financial statements.

In December 2004 the FASB issued SFAS 123R, Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company FASB 123R will be effective in 2006.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

D. Marketable Equity Securities

Marketable equity securities are stated at fair value, which is based on market quotes. Marketable securities, as of September 30, were composed of the following:

	2004	2003

Energy Technique ("ET")	$ -	$833,495

E. Property and Equipment

Property and equipment, as of September 30, were composed of the following:

	2004	2003

Furniture and fixtures	$38,546	$38,546
Equipment	16,848	16,848
	55,394	55,394
Less accumulated depreciation	52,843	50,768
Property and equipment, net	$2,551	$4,626

F. Restricted Cash and Deposits

The Company's restricted cash represents cash escrowed from sale of the redeemable class B preferred stock that is restricted for use as returnable deposits for acquisitions of hotel properties. The Company placed 2,431,240 shares of the Company's investment in ET in escrow as collateral for the class B preferred stock. As of September 30, 2003, approximately $130,000 of restricted cash was included as returnable deposits for hotel acquisitions. At September 30, 2004, there was no restricted cash.

G. Notes Payable

Notes payable, as of September 30, were composed of the following:

	2004	2003
IDS life insurance	$15,000	$ -

This note was drawn against the cash value of the officers' life insurance policy, payable when the cash value is no longer sufficient to pay the premiums, or when the policy is surrendered, and bears interest at the rate of 6.1%.

H. Settlement of Deferred Compensation

As of August 31, 2003, the Company owed deferred compensation of $457,459 to employees and directors. The Company entered into settlement agreements to settle this deferred compensation on August 31, 2003. As a result the Company paid $91,492 in September 2003, recorded 620,238 common shares to be issued, issued 72,702 stock options at fair value, and extended the life of 13,527,805 stock options outstanding by an additional three to five years. The 620,238 shares of common stock were issued to the emloyees and directors in 2004.

I. Shares Subject to Mandatory Redemption

Between April 2002 and June 2002, the Company issued 240,249 shares of class B preferred stock at $2.00 per share. The class B preferred stock has a stated value of $2.00 per share, is non-voting, has a cumulative 12% annual dividend payable quarterly, and is collateralized by 2,431,240 shares of the Company's ET stock. The stock also contains a feature requiring mandatory redemption beginning in fifteen months from the date of issue at 1.13 times the stated value. Redemption is at 7.14% of the original outstanding shares each calendar quarter. The Company also has the option to redeem additional shares after 15 months above the mandatory redemption at 1.05 times the stated value. Also, class B preferred shareholders may convert their shares to common stock 15 months after issuance at their option. Approximately half of the proceeds from issuance of class B preferred stock are restricted to be used only as returnable deposits in connection with the purchase of one or more hotels, which the Company would receive a contract to manage the hotel if the purchase was completed, and the remaining approximate other half of the proceeds can be used for any lawful corporate purpose. See Restricted Cash and Deposits, Note F, for more information.

On August 28, 2004 the Company elected to redeem all shares at its optional rate.

As part of the transaction to issue the class B preferred stock, the Company also sold 141,551 shares of common stock to the purchasers of the class B preferred stock at $.31 per share, which was the closing price of the Company's common stock the day before the agreement was entered into. At that time the Company also granted three common stock options for each share of class B preferred stock purchased, for an aggregate of 424,653 common stock options, at the exercise price of $.31 per share and expire in April 2007. As of September 30, 2004, none of these options have been exercised and all are still outstanding.

J. Class A Preferred Stock

Class A preferred stock is non-voting, non-convertible and pays a 10% annual non-cumulative dividend. The Company has the right, but not the obligation, to redeem the shares at any time at par value and the shares have a $1.00 involuntary liquidation preference.

K. Common Stock

During July 2003, the Company issued 987,772 shares of common stock to a related party for hotel acquisition services to be rendered over a three-year period beginning in July 2003. These shares will be earned as hotels are acquired. If eight hotels are not purchased as a result of the services of this related party by December 2006, then these shares can be repurchased proportionally for a nominal fee. The Company has recorded approximately $247,000 of deferred stock compensation related to these shares to be amortized as hotels are acquired, which this amount was based on the closing price of the Company's common stock the day before the agreement was entered into. As of September 30, 2004, no shares had been earned. See Subsequent Events, Note Q.

L. Stock Options

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

Following is a summary of options for the years ended September 30:

	2004	Weighted Average Exercise Price	2003	Weighted Average Exercise Price

Outstanding at beginning of year	22,048,117	$0.29	22,019,653	$0.29
Granted	-	-	648,702	0.27
Expired	-	-	-	-
Exercised	-	-	(620,238)	0.29
Outstanding at end of year	22,048,117	$0.29	22,048,117	$0.29
Exercisable at end of year	21,243,610		19,606,223
Weighted-average remaining contractual life	3.5years

The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recorded when the excise price of the Company's employee stock option equals the fair value of the underlying stock on the date of grant. Compensation equal to the intrinsic value of employee stock options is recorded when the exercise price of the stock option is less than the fair value of the underlying stock on the date of grant. Any resulting compensation is amortized to expense over the remaining vesting periods of the options on a straight-line basis. For the year ended September 30, 2004 no amounts were recorded to compensation expense related to stock options issued to employees. For the year ended September 30, 2003, approximately $9,000 was recorded to compensation expense related to stock options issued to non-employees.

Information regarding pro forma net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model using the following assumptions:

	2004	2003

Volatility	-	100.0%
Weighted-average expected lives	-	1.2 years
Expected dividend yield	-	-
Weighted-average risk free rates	-	3.0%

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

M. Income Taxes

Income tax expense for the years presented differs from the "expected" federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings before income taxes for the years ended September 30, as a result of the following:

	2004	2003

Computed expected tax expense (benefit)	$(258,269)	$(107,005)
Deferred tax asset valuation allowance	258,269	107,005

Total income tax expense	$-	$-

The significant components of the Company's deferred tax assets and liabilities at September 30, are as follows:

	2004	2003
Deferred tax assets (liabilities):
Net operating losses	$908,951	$1,295,795
Unrealized gains on marketable securities	-	(65,341)
Valuation allowance	(908,951)	(1,230,454)

Net deferred tax assets (liabilities)	$-	$-

The Company has established a valuation allowance to fully reserve the deferred tax assets at September 30, 2004 and 2003 due to the uncertainty of the timing and amounts of future taxable income. At September 30, 2004, the Company had a net operating loss carryforwards of approximately $2,673,000, which expire in 2005 through 2024.

N. Commitment and Contingencies

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $75,000 and $69,000 for the years ended September 30, 2004 and 2003, respectively.

Future annual minimum lease obligations as of September 30, 2004 approximate the following:

2005	$ 15,000
2006	$ 21,000
Total future minimum lease obligation	$ 36,000

O. Risk Concentrations

Cash Concentrations

The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2004 and 2003, the uninsured portion of these deposits approximated $0 and $127,000, respectively.

Revenue Concentrations

For the year ended September 30, 2003, the Company had three hotels, which accounted for approximately 38%, 37%, and 21% of the Company's management fees. For the year ended September 30, 2004, the Company had three hotels, which accounted for approximately 33%, 34%, and 34%, of the Company's management fees.

P. Related Party Transactions

ET granted Paul Barham, CEO of the Company ("Barham"), 1,623,899 stock options to purchase ET common shares at the price of 3 pence sterling per share, all of which options Barham then assigned to the Company. Effective October 1, 2001, the employment agreement for Barham was amended to recognize the additional time commitment of Barham to ET. As an incentive to encourage the future results of ET and the resultant increase in the value of the Company's investment in ET, Barham's employment agreement was amended to allocate to Barham 10% of such potential future increase in value of the Company's ET stock investment if and when the Company ever realizes such increase in value. Barham's share of the realized gains in the Company's ET holdings accrued at August 31, 2003 were paid as part of the settlement agreements. Barham resigned as a director of ET in March 2003. Barham's share of the realized gains in the Company's ET holdings in 2004 are approximately $63,000, which amount is accrued but has not been paid. See Subsequent Events Note Q.

In 2001 through 2003, the Company entered into consulting agreements with companies affiliated with Clive Russell and Geoffrey Dart, directors of the Company, which continued to be in effect throughout 2004, to perform various services, including financial modeling, asset review and analysis, due diligence, equity and debt procurement and other related services. As of September 30, 2004, $148,000 was accrued for such services. See Subsequent Events Note Q.

In June of 2004, the Company was short of immediate working capital funds and three of the directors, Dart, Russell and Barham, made short term loans totaling $27,000 to the Company to assist in meeting immediate expenditures. The loans were repaid in September 2004.

  Q. Subsequent Events

Subsequent to September 30, 2004, and as part of negotiated settlements of amounts owed to Clive Russell and RPC, in exchange for waiving all amounts due through November 30, 2004, of which approximately $79,000 was due as of September 30, 2004, a new agreement between RPC and the Company was signed, which agreement removed the eight acquired hotels requirement and negated the Company's option to repurchase 987,772 shares of Class A common stock for a nominal sum from RPC.

In December 2004 Red Leopard Holdings ("RLH") submitted a proposal to the Board of the Company for the purchase of HHE, which proposal included £461,840 (approximately $868,000) in cash. The sale of HHE to RLH was concluded in March 2005 and out of the cash £90,000 was retained by RLH and is to be used to pay off an estimated £72,000 in HHE liabilities with £211,840 paid by HHG to HHE to repay the intercompany ccount, and £160,000 remitted to HHG. Any funds remaining at May 31, 2005 are to be remitted to the Company. The Company used the £160,000 (approximately $298,000) received in March (and will use any funds received in June) to pay off the Company's existing liabilities and for ongoing working capital. In addition, the Company received 30,769,230 shares of RLH equal to £1,000,000 calculated with the price at March 31, 2005. Such shares received will not be tradable until March 31, 2006. The Company can earn additional shares up to a total of 56,250,000 shares, contingent upon certain accomplishments in an on-going relationship with RLH.

On March 31, 2005, as part of a settlement with Norman Marks upon his resignation, the 500,000 shares were repurchased by the Company for $42,000, and the 5,000,000 options he held were canceled.