Form 10QSB
period 2004-12-31
HARRELL HOSPITALITY GROUP INC
filed 2005-06-20
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the quarterly period ended December 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 27, 2005, the issuer had outstanding 12,564,907* of Class A common stock, $.002 par value per share.

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

Item 3. CONTROLS AND PROCEDURES. 13

    Part II. OTHER INFORMATION13
    SIGNATURES14

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2004 (Unaudited)	September 30, 2004 (Audited)

Current Assets:
Cash and cash equivalents	$5,733	$26,760
Accounts receivable, net of allowance for doubtful accounts of $40,728	10,626	16,592
Other assets	35,775	37,411
Total current assets	52,134	80,763
Property & equipment, net	2,045	2,551
Deposits	3,562	1,714
Total assets	$57,741	$85,028

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities: Notes payable	$15,000	$15,000
Notes payable - related parties	27,508	-
Accounts payable and accrued liabilities	366,794	302,893
Accrued liabilities - related parties	266,646	211,229
Total current liabilities	675,948	529,122
Stockholders' deficit:
Preferred Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331
Common Stock:
Class A $.002 par value, 100,000,000 shares authorized, 13,064,907 outstanding	26,129	26,129
Additional paid-in capital	4,064,268	4,064,268
Accumulated deficit	(4,703,279)	(4,534,935)
Accumulated other comprehensive income	2,069	7,838
Deferred stock compensation	(250,725)	(250,725)
Total stockholders' deficit	(618,207)	(444,094)
Total liabilities & stockholders' deficit	$57,741	$85,028

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended December 31,
2004	2003

Revenues:
Hotel human capital reimbursements	$1,193,203	$1,196,084
Management fees	29,600	90,676
Total revenues	1,222,803	1,286,760

Expenses:
Employee compensation related expenses	1,297,805	1,348,070
General and administrative	93,415	169,487
Total expenses	1,391,220	1,517,557

Operating loss	(168,417)	(230,797)

Other Income (Expense):
Interest expense	-	(18,230)
Other income	73	2,762
Total other income (expense)	73	(15,468)

Net loss	(168,344)	(246,265)

Preferred stock dividends	-	(6,083)

Net loss attributable to common stockholders	$(168,344)	$(252,348)

Basic and diluted loss per share	$0.01	$0.02
Weighted average number of common shares outstanding	13,064,907	13,064,907

Comprehensive loss for the three months ended December 31, 2004 and 2003 were $174,113 and $200,221, respectively. This includes the change in available-for-sale marketable securities, foreign currency translation gains (losses) and net losses.

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended December 31,

	2004	2003
Operating activities:
Net loss attributable to common stockholders	$(168,344)	$(252,348)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation	506	556
Common stock issued or to be issued and deferred stock compensation for services and interest	-	179,794
Changes in assets and liabilities:
Accounts receivable	5,966	20,106
Other assets	1,636	6,941
Deposits	(1,848)	(2,606)
Accounts payable and accrued liabilities	119,318	7,839
Net cash used in operating activities	(42,766)	(39,718)

Financing activities:
Proceeds from notes payable	-	177,850
Proceeds from notes payable - related parties	27,508	-
Redemption of shares subject to mandatory redemption	-	(96,775)
Issuance of common stock for services	-	(176,958)
Net cash provided by (used in) financing activities:	27,508	(95,883)

Effect of foreign currency exchange rate changes on cash	(5,769)	2,818
Net decrease in cash and cash equivalents	(21,027)	(132,783)

Cash and cash equivalents at beginning of period	26,760	147,948
Cash and cash equivalents at end of period	$5,733	$15,165

Supplemental Cash Flow Information:
Cash paid during the quarter for interest	$-	$18,230

Cash paid during the quarter for income taxes	$-	$-

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

BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10- QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2004, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10- KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has continued to incur net losses which have resulted in a significant accumulated deficit and stockholders' deficit at December 31, 2004. The Company had net losses attributable to common stockholders of $168,344 and $252,348 for the three months ended December 31, 2004 and 2003, respectively. At December 31, 2004, current liabilities exceeded current assets by $623,814, stockholders' deficit was $618,207 and the accumulated deficit was $4,703,279.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The time required for the Company to become profitable is highly uncertain, and the Company cannot be assured that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures, working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of the Company, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the Company's common stock. The Company cannot be assured that it will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If the Company fails to make any required payment under the agreements and related documents governing indebtedness or fails to comply with the financial and operating covenants contained in them, the Company would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

STOCK OPTIONS

The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board ("APB") opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	(Unaudited)
	2004	2003
Net loss attributable to common stockholders, as reported	$(168,344)	$(252,348)
Less, total stock-based employee compensation expense determined under the fair value based method for all awards	(16,439)	(29,606)
Pro forma net loss attributable to common stockholders	$(184,783)	$(281,954)

Loss per share:
Basic and diluted - as reported	$(0.01)	$(0.02)
Basic and diluted - pro forma	$(0.01)	$(0.02)

NOTES PAYABLE - RELATED PARTIES

  Geoffrey Dart, Clive Russell, and Paul Barham made short-term loans to the Company in the amounts of £5000, $9,000 and $9,000 respectively, to be used for the payment of the current creditors of the Company. The loans bore interest at 5% per annum, and were due upon the sale of HHE or February 28, 2005, whichever was earlier. The loans were repaid in April 2005 from the funds arising from the sale of HHE to RLH discussed below.

SUBSEQUENT EVENTS

  In March 2005 as part of negotiated settlements of amounts owed to Clive Russell and RPC, in exchange for waiving all amounts due through November 30, 2004, of which approximately $79,000 was due as of September 30, 2004, a new agreement between RPC and the Company was signed, which agreement removed the eight acquired hotels requirement and negated the Company's option to repurchase 987,772 shares of Class A common stock for a nominal sum from RPC.

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

  1. OPERATIONS

A. Revenues

  Revenues were $1,222,803 for the three months ended December 31, 2004, a decrease of $63,957 from the same three month period in 2003. Fee revenues for the three month period ended December 31, 2004 from California hotels decreased over the prior year as a result of depressed results from the hotel in the Silicon Valley.

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

  B. Expenses

  Expenses were $1,391,220 for the three months ended December 31, 2004, a decrease of $126,337 from 2003, partially caused by a reduction of business activity in the Silicon Valley, and partially caused by the effort to cut expenses in view of reduced revenues.

2. BUSINESS DEVELOPMENT

  A. HARRELL HOTELS (EUROPE) LTD - UNITED KINGDOM / EUROPE

  In anticipation of potential hotel acquisitions in the United Kingdom ("UK"), in February 2002, HHG formed a UK subsidiary named Red Lion Hotels and Suites Limited. On February 20, 2003, the name was changed to Harrell Hotels (Europe) Ltd. ("HHE"). HHE's operations are based in London, and pursued the acquisition of hotel properties with others and providing property management, asset management and consulting services to hospitality clients in the UK and Europe.

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

In the fall of 2004, in light of the Company's need for additional working capital and to pursue the UK Courtyard development program, the Company sought to sell HHE. The Company received a letter of intent from Red Leopard Holdings ("RLH"), a private UK Company that may be deemed an affiliate of Geoffrey Dart. On December 13, 2004, Geoffrey Dart resigned from the board of directors of the Company and of HHE in order to reduce the potential for any conflict of interest in the possible disposition of HHE. The sale of HHE to RLH was concluded in March 2005 and out of the cash consideration of the transaction totaling £250,000 (approximately $475,000), £90,000 was retained by RLH and is to be used to pay off an estimated £72,000 in HHE liabilities. Any funds remaining at May 31, 2005 are to be remitted to the Company. The Company used the £160,000 (approximately $298,000) received in March (and will use any funds received in June) to pay off the Company's existing liabilities and for ongoing working capital. In addition, the Company received 30,769,230 shares of RLH valued at £1,000,000 per the Share Sale Agreement at March 31, 2005. Such shares received will not be tradable until March 31, 2006. The Company can earn additional shares up to a total of 56,250,000 shares, contingent upon certain accomplishments in an on-going relationship with RLH.

  B. UNITED STATES OF AMERICA

  Effective August 1, 2004, the Company entered into a technical services agreement with the owners of the Belmont Hotel, a 77-room boutique hotel being developed south of downtown Dallas. The technical services fee is $4,000 per month until the opening of the hotel, which is anticipated in September 2005.

3. LIQUIDITY AND CAPITAL RESOURCES

In the summer of 2004, in pursuing the acquisition of Courtyard by Marriott hotels in the UK, the Company spent approximately $37,500 on third-party due diligence costs. During the period of July to December 2004, the Company's cash flow continued to be negative.

Because of declining revenues, the Company implemented a number of measures to reduce expenses. The Company froze wages of the onsite employees on a temporary basis until financial conditions improve. In addition Paul L. Barham, the chief executive officer of the Company deferred all of his salary and director fees from April 2004 through November 2004, as did Clive Russell / RPC and Geoffrey Dart / Apsley Estates.

In early December 2004, the Company discussed moving from its office space with the building landlord, and as a result, the landlord permitted the Company to retain its tenancy, forgave three months rent, and agreed to rent at $1,000 per month for December 2004 through February 2005, with a review in February 2005. In April 2005 the office landlord agreed to extend the reduced rent of $1,000 per month through July 2005 and agreed to review the rent again at that time. However, not all creditors were willing to reduce or defer payment, and as a result, Geoffrey Dart, Clive Russell, and Paul Barham made short-term loans to the Company in the amounts of £5000, $9,000 and $9,000 respectively, to be used for the payment of the current creditors of the Company. The loans bore interest at 5% per annum, and were due upon the sale of HHE or February 28, 2005, whichever was earlier. The loans were repaid in April 2005 from the funds arising from the sale of HHE to RLH discussed below.

The Board had recognized during the Summer of 2004 that if it was not successful in the acquisition fo the 11 Courtyard hotels in the UK, it would then refocus its attention on the UK development activity and in that regard, seek an investor in the Company (or HHE) to alleviate the cash flow drain.

Red Leopard Holdings ("RLH") was identified as a potential acquirer of HHE an in December 2004 Red Leopard Holdings ("RLH") submitted a proposal to the Board of the Company for the purchase of HHE, which proposal included £461,840 (approximately $868,000) in cash. The sale of HHE to RLH was concluded in March 2005 and out of the cash £90,000 was retained by RLH and is to be used to pay off an estimated £72,000 in HHE liabilities with £211,840 paid by HHG to HHE to repay the intercompany ccount, and £160,000 remitted to HHG. Any funds remaining at May 31, 2005 are to be remitted to the Company. The Company used the £160,000 (approximately $298,000) received in March (and will use any funds received in June) to pay off the Company's existing liabilities and for ongoing working capital. In addition, the Company received 30,769,230 shares of RLH equal to £1,000,000 calculated with the price at March 31, 2005. Such shares received will not be tradable until March 31, 2006. The Company can earn additional shares up to a total of 56,250,000 shares, contingent upon certain accomplishments in an on-going relationship with RLH.

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

Part II. OTHER INFORMATION

Item 5. Other Information

In March 2005, because the Company was not current in the filing of its Form 10- KSB, the NASD suspended quotation of the Company on the Bulletin Board.

On March 31, 2005, Norman Marks resigned as President and Director of the Company.

    Item 6. Exhibits

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