Form 10KSB/A
period 2004-09-30
HARRELL HOSPITALITY GROUP INC
filed 2005-07-06
CIK 45694

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Disclosure controls are procedures that are designed with an objective of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For a small company such as ours, the information filings and regulatory compliance is a significant expense, and the available manpower within the Company is very limited. Such compliance is becoming increasingly more difficult as regulations and rules have been changing rapidly in the past several years. As of the date of filing of this report, our management, including the chief executive officer and chief financial officer, have reviewed and evaluated the disclosure controls of the Company. While management believes that it is making continuing and good faith efforts to comply in all material respects with the regulations regarding information disclosures, deficiencies in certain internal controls are noted, specifically, obtaining timely copies and evidence of compliance by the directors, officers and significant shareholder filings to report changes in stock ownership as required under Section 16(a) of the Exchange Act. In response to this problem, management has adopted a stricter policy to affirmatively contact all directors, officers and significant shareholders requesting prompt delivery of copies of Forms 3, 4 and 5 to the Company. Other than this policy, there have been no significant changes in internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting. As compared with other companies of the size and resources comparable to the Company, with the changes in policy noted above, management believes that the Company's internal controls over financial reporting is effective. In recognizing that controls and procedures, no matter how well designed, can only provide reasonable assurance of achieving desired control objectives, management has necessarily been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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