Form 10QSB
period 2005-03-31
HARRELL HOSPITALITY GROUP INC
filed 2005-07-06
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 27, 2005, the issuer had outstanding 12,564,907 shares of Class A common stock, $.002 par value per share.

* This number is net of the buy back of 500,000 shares from Norman Marks that was in transit as of June 27, 2005

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

HARRELL HOSPITALITY GROUP, INC. and SUBSIDIARIES

INDEX

    Part I - FINANCIAL INFORMATION4
    Item 1 FINANCIAL STATEMENTS4
    CONSOLIDATED BALANCE SHEETS4
    CONSOLIDATED STATEMENTS OF OPERATIONS 5
    CONSOLIDATED STATEMENTS OF CASH FLOWS 7
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS9
    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.13

Item 3. CONTROLS AND PROCEDURES. 17

    Part II. OTHER INFORMATION18
    SIGNATURES19

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2005 (Unaudited)	September 30, 2004 (Audited)
Current assets:
Cash and cash equivalents	$178,346	$20,629
Accounts receivable, net of allowance for doubtful accounts of $40,728	98,149	16,592
Other assets	20,384	25,865
Total current assets	296,879	63,086
Property & equipment, net	1,538	2,551
Deposits	1,848	-
Total assets	$300,265	$65,637

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable	$15,000	$15,000
Notes payable - related parties	18,508	-
Accounts payable and accrued liabilities	207,572	98,064
Accrued liabilities - related parties	176,977	211,229
Net liabilities of discontinued operations	-	185,438
Total current liabilities	418,057	509,731

Stockholders'deficit:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331
Common stock:
Class A $.002 par value, 100,000,000 shares authorized, 13,064,907 outstanding	26,129	26,129
Additional paid-in capital	4,064,268	4,064,268
Accumulated deficit	(4,451,520)	(4,534,935)
Accumulated other comprehensive income	-	7,838
Deferred stock compensation	-	(250,725)
Total stockholders' deficit	(117,792)	(444,094)
Total liabilities & stockholders' deficit	$300,265	$65,637

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31,		For the Six Months Ended March 31,
2005	2004	2005	2004

Revenues:
Hotel human capital reimbursements	$1,235,015	$1,212,675	$2,428,218	$2,408,759
Management fees	57,587	85,253	87,187	175,929
Total revenues	1,292,602	1,297,928	2,515,405	2,584,688

Expenses:
Employee compensation related expenses	1,316,684	1,339,193	2,581,342	2,663,461
General and administrative	150,657	68,342	197,583	178,972
Total expenses	1,467,341	1,407,535	2,778,925	2,842,433

Operating loss	(174,739)	(109,607)	(263,520)	(257,745)

Other Income (Expense):
Realized losses on marketable securities	-	(21,684)	-	(21,684)
Interest expense	(1,126)	(5,085)	(1,206)	(26,696)
Other income (expense)	9,667	(10,453)	9,827	1,077
Total other income (expense)	8,541	(37,222)	8,621	(47,303)

Loss from continuing operations	(166,198)	(146,829)	(254,899)	(305,048)

Discontinued Operations:
Loss from discontinued operations	(51,792)	(118,012)	(131,381)	(206,058)
Gain on sale of discontinued operations	469,695	-	469,695	-
Income (loss) from discontinued operations	417,903	(118,012)	338,314	(206,058)

Preferred stock dividends	-	(6,083)	-	(12,166)
Net income (loss) attributable to common stockholders	$251,705	$(270,924)	$83,415	$(523,272)

Earnings (loss) per share:
Loss from continuing operations - basic	$0.01	$0.01	$0.02	$0.02
Income (loss) from discontinued operations - basic	$0.03	$0.01	$0.03	$0.02
Net income (loss) attributable to common stockholders:
- Basic	$0.02	$0.02	$0.01	$0.04
- Diluted	$0.01	$0.02	$0.01	$0.04

Weighted average number of common shares outstanding
- Basic	13,064,907	13,064,907	13,064,907	13,064,907
- Diluted	18,719,792	13,064,907	15,892,349	13,064,907

Comprehensive income (loss) for the three months ended March 31, 2005 and 2004 was $253,774 and $(43,893), respectively. Comprehensive income (loss) for the six months ended March 31, 2005 and 2004 was $91,253 and $(348,368), respectively. This includes the change in available-for-sale marketable securities, foreign currency translation gain (loss) and net income (loss) attributable to common stockholders.

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended March 31,

	2005	2004
Operating activities:
Net income (loss) attributable to common stockholders	$83,415	$(523,272)
(Income) loss from discontinued operations	(338,314)	206,058
Loss from continuing operations	(254,899)	(317,214)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash used in operating activities:
Realized losses on marketable securities	-	21,684
Depreciation	1,013	1,063
Common stock issued or to be issued and deferred stock compensation for services and interest	250,725	3,781
Gain on settlement of accrued liabilities to related parties	(160,350)	-
Changes in assets and liabilities:
Accounts receivable	(81,557)	6,261
Other assets	5,481	14,674
Restricted cash	-	3,408
Deposits	(1,848)	152,500
Accounts payable, accrued liabilities, and accrued liabilities - related parties	235,606	71,085
Net cash used in operating activities	(5,829)	(42,758)

Investing activities:
Proceeds from sale of discontinued operations	298,000	-
Net liabilities of discontinued operations	(185,438)	82,939
Purchase of marketable securities	-	106,384
Net cash provided by investing activities	112,562	189,323

Financing activities:
Proceeds from notes payable - related parties	27,508	-
Payments of notes payable - related parties	(9,000)	-
Redemption of shares subject to mandatory redemption	-	(135,543)
Net cash provided by (used in) financing activities:	18,508	(135,543)

Effect of foreign currency exchange rates on cash	32,476	-
Net increase in cash and cash equivalents	157,717	11,022

Cash and cash equivalents at beginning of period	20,629	31,697
Cash and cash equivalents at end of period	$178,346	$42,719

Supplemental Cash Flow Information:
Cash paid during the quarter for interest	$1,126	$26,724

Cash paid during the quarter for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION

  Harrell Hospitality Group, Inc. (the "Company" or "HHG") is a Delaware corporation, originally incorporated in 1959 in the state of Massachusetts under the name of Formula 409, Inc. The Company is primarily involved in the management and development of hotels, mainly in the states of California and Texas, and the United Kingdom. The Company's corporate offices are located in Addison, Texas.

In February 2003, the Company began operations in the United Kingdom with the formation of Harrell Hotels Europe, Ltd. ("HHE"), a wholly-owned subsidiary of the Company. The Company's United Kingdom offices were located in London, England. The Company sold HHE on March 31, 2005, as described in Discontinued Operations below.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2004, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has continued to incur net operating losses which have resulted in a significant accumulated deficit and stockholders' deficiency at March 31, 2005. The Company had net income (loss) attributable to common stock holders of $83,415 and ($523,272) for the six months ended March 31, 2005 and 2004, respectively. At March 31, 2005, current liabilities exceeded current assets by $121,178 and the accumulated deficit was $4,451,520. The Company successfully sold its wholly-owned UK subsidiary for £461,840 (approximately $868,000) and up to 56,250,000 shares in stock of the buyer, the initial amount of which was valued at £1,000,000 (approximately $1,879,000). The cash received has provided working capital to the Company and repaid the intercompany account between HHG and HHE. The stock received may not be traded nor encumbered until 12 months from March 31, 2005. See Discontinued Operations discussion below for more information.

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

However, the Company believes that its existing cash, the improving US economy, continued UK activity through consulting opportunities with HHE, negotiated private sales of the Company's Class A common stock, together with anticipated cash flows from operations and further borrowings, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund losses.

STOCK OPTIONS

The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board ("APB") opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	For the three months ended March 31,		For the six months ended March 31,
	2005	2004	2005	2004
Net income (loss) attributable to common stockholders, as reported	$251,705	$(270,924)	$83,415	$(523,272)
Add: stock-based employee compensation included in reported net income (loss)	250,725	945	250,725	3,781
Less: total stock-based employee compensation expense determined under the fair value based method for all awards	(267,164)	(29,133)	(283,603)	(60,157)
Pro forma net income (loss) attributable to common stockholders	$235,266	$(299,112)	$50,537	$(579,648)

Earnings (loss) per share:
Basic - as reported	$0.02	$(0.02)	$0.01	$(0.04)
Diluted - as reported	$0.01	$(0.02)	$0.01	$(0.04)
Basic - pro forma	$0.02	$(0.02)	$0.00	$(0.04)
Diluted - pro forma	$0.01	$(0.02)	$0.00	$(0.04)

NOTES PAYABLE - RELATED PARTIES

Geoffrey Dart, Clive Russell, and Paul Barham made short-term loans to the Company in the amounts of £5000, $9,000 and $9,000 respectively, to be used for the payment of the current creditors of the Company. The loans bore interest at 5% per annum, and were due upon the sale of HHE or February 28, 2005, whichever was earlier. One loan was repaid on March 31, 2005, and the other two were repaid in early April 2005 from the funds arising from the sale of HHE discussed below.

COMMON STOCK

On March 8, 2005, as part of negotiated settlements of amounts owed to Clive Russell and RP Corporate Strategy ("RPC"), in exchange for waiving all amounts due through March 31, 2005, totaling approximately $160,000, a new agreement between RPC and the Company was signed, which agreement removed the eight acquired hotels requirement and negated the Company's option to repurchase 987,772 shares of Class A common stock for a nominal sum from RPC, resulting in $250,725 stock compensation expense recognized in the Company's statement of operations for the quarter ended March 31, 2005.

On April 1, 2005, as part of a settlement with Norman Marks upon his resignation, it was agreed that 500,000 shares of Class A common stock beneficially owned by Mr. Marks would be repurchased by the Company for $42,000, and the options beneficially held by Mr. Marks to purchase 5,000,000 shares of Class A common stock would be canceled. Such shares were repurchased and options canceled on April 1, 2005.

DISCONTINUED OPERATIONS

On March 31, 2005, the Company completed the sale of one of its subsidiaries, HHE, to Red Leopard Holdings ("RLH"), for £461,840 (approximately $868,000) in cash, and up to 56,250,000 shares of stock in RLH. Out of the cash portion of the sale, £90,000 (approximately $171,000) was retained by RLH to be used to pay off an estimated £72,000 (approximately $137,000) in HHE liabilities with £211,840 (approximately $398,000) paid by HHG to HHE to repay the intercompany account, and £160,000 (approximately $298,000) remitted to HHG. Any funds remaining at May 31, 2005 are to be remitted to the Company. The Company used the £160,000 (approximately $298,000) received in March (and will use any funds received in June) to pay off the Company's existing liabilities and for ongoing working capital. In addition, the Company received 30,769,230 shares of RLH valued at £1,000,000 (approximately $1,879,000) at March 31, 2005, according to the Share Sales Agreement. Such shares received will not be tradable until March 31, 2006. The additional 25,480,770 shares that may be earned, up to a total of 56,250,000 shares, are contingent upon certain accomplishments in an on-going relationship with RLH. In connection with the sale, the Company recorded a gain of $469,695 as a result of the cash received. The gain related to the shares received will be deferred until such shares are tradable. The subsidiary's operations have been accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the subsidiary's results of operations and cash flows have been reflected separately from the Company's consolidated results of continuing operations and cash flows for all periods presented in this document and such assets and liabilities as of September 30, 2004 have been netted in one line item on the balance sheet.

The proforma statements of operations for the years ended September 30, 2004 and 2003 excluding the discontinued operations are as follows:

	2004	2003
Revenues	$5,074,033	$4,557,415
Expenses	5,728,009	5,068,638
Operating Loss	(653,976)	(511,223)
Other income	431,391	690,146
Net income (loss) from continuing operations	(222,585)	178,923
Preferred dividends paid and accrued	12,165	68,693
Income (loss) from continuing operations attributable to common shareholders	$(234,750)	$110,230

Income (loss) per share - basic and diluted	$(0.02)	$0.01
Weighted average number of common shares outstanding	12,971,704	11,393,829

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

  1. OPERATIONS

A. Revenues

  Revenues were $2,515,405 for the six months ended March 31, 2005, a decrease of $69,283 from the same six month period in 2004. Fee revenues for the six month period ending March 31, 2005 from California hotels decreased over the prior year as a result of depressed results from the hotel in the Silicon Valley.

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

  B. Expenses

  Expenses were $2,778,295 for the six months ended March 31, 2005, a decrease of $63,508 from 2004, primarily driven by the settlement of consulting fees and the adjustment of deferred stock compensation arising from the contract changes with Clive Russell and RPC.

C. Discontinued operations

On March 31, 2005, the Company completed the sale of one of its subsidiaries, HHE, to Red Leopard Holdings ("RLH"), for £461,840 (approximately $868,000) in cash, and up to 56,250,000 shares of stock in RLH. Out of the cash portion of the sale, £90,000 (approximately $171,000) was retained by RLH to be used to pay off an estimated £72,000 (approximately $137,000) in HHE liabilities with £211,840 (approximately $398,000) paid by HHG to HHE to repay the intercompany account, and £160,000 (approximately $298,000) remitted to HHG. Any funds remaining at May 31, 2005 are to be remitted to the Company. The Company used the £160,000 (approximately $298,000) received in March (and will use any funds received in June) to pay off the Company's existing liabilities and for ongoing working capital. In addition, the Company received 30,769,230 shares of RLH valued at £1,000,000 (approximately $1,879,000) at March 31, 2005, according to the Share Sales Agreement. Such shares received will not be tradable until March 31, 2006. The additional 25,480,770 shares that may be earned, up to a total of 56,250,000 shares, are contingent upon certain accomplishments in an on-going relationship with RLH. In connection with the sale, the Company recorded a gain of $469,695 as a result of the cash received. The gain related to the shares received will be deferred until such shares are tradable. The subsidiary's operations have been accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the subsidiary's results of operations and cash flows have been reflected separately from the Company's consolidated results of continuing operations and cash flows for all periods presented in this document and such assets and liabilities as of September 30, 2004 have been netted in one line item on the balance sheet.

Although the deferring of the gain may be required under generally accepted accounting principles ("GAAP"), the Company's management believes that these financial statements do not necessarily reflect the values of the Company's assets for various corporate law determinations. The Company owns 30,769,230 shares of RLH that have no debt leverage against them, and the RLH shares are listed on the AIM London Exchange and are quoted at 2.25 pence per share as of close of business on June 29, 2005. Therefore, as of June 29, 2005, the shares of RLH owned by the Company have an aggregate value based on the quoted market price per share, of approximately $1,257,000 (based on an exchange rate as of June 29, 2005 of $1.00 = £0.5508). While management recognizes that pursuant to the Share Sales Agreement the Company may not dispose of these shares until after March 31, 2006 and that the RLH shares may be lightly traded at this time, the board of directors does not consider the RLH shares to be wholly without value. Management believes that the fair value of the Company's assets for corporate law purposes exceeds the fair value of its liabilities and that the Company's capital is not impaired.

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

In the fall of 2004, in light of the Company's need for additional working capital and to pursue the UK Courtyard development program, the Company sought to sell HHE. The Company received a letter of intent from RLH, a private UK Company that may be deemed an affiliate of Geoffrey Dart. On December 13, 2004, Geoffrey Dart resigned from the board of directors of the Company and of HHE in order to reduce the potential for any conflict of interest in the possible disposition of HHE.

On March 31, 2005, the Company completed the sale of HHE, to RLH, for £461,840 (approximately $868,000) in cash, and up to 56,250,000 shares of stock in RLH. Out of the cash portion of the sale, £90,000 (approximately $171,000) was retained by RLH to be used to pay off an estimated £72,000 (approximately $137,000) in HHE liabilities with £211,840 (approximately $398,000) paid by HHG to HHE to repay the intercompany account, and £160,000 (approximately $298,000) remitted to HHG. Any funds remaining at May 31, 2005 are to be remitted to the Company. The Company used the £160,000 (approximately $298,000) received in March (and will use any funds received in June) to pay off the Company's existing liabilities and for ongoing working capital. In addition, the Company received 30,769,230 shares of RLH valued at £1,000,000 (approximately $1,879,000) at March 31, 2005, according to the Share Sales Agreement. Such shares received will not be tradable until March 31, 2006. The additional 25,480,770 shares that may be earned, up to a total of 56,250,000 shares, are contingent upon certain accomplishments in an on-going relationship with RLH. In connection with the sale, the Company recorded a gain of $469,695 as a result of the cash received. The gain related to the shares received will be deferred until such shares are tradable. The subsidiary's operations have been accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the subsidiary's results of operations and cash flows have been reflected separately from the Company's consolidated results of continuing operations and cash flows for all periods presented in this document and such assets and liabilities as of September 30, 2004 have been netted in one line item on the balance sheet.

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

Because of declining revenues, the Company implemented a number of measures to reduce expenses. The Company froze wages of the onsite employees on a temporary basis until financial conditions improve. In addition Paul L. Barham, the chief executive officer of the Company deferred all of his salary and director fees from April 2004 through November 2004, and Clive Russell / RPC and Geoffrey Dart / Apsley Estates deferred their director and consulting fees.

In early December 2004, the Company discussed moving from its office space with the building landlord, and as a result, the landlord permitted the Company to retain its tenancy, forgave three months rent, and agreed to rent at $1,000 per month for December 2004 through February 2005, with a review in February 2005. In April 2005 the office landlord agreed to extend the reduced rent of $1,000 per month until July 2005 and agreed to review the agreement again at that time. However, not all creditors were willing to reduce or defer payment, and as a result, Geoffrey Dart, Clive Russell, and Paul Barham made short-term loans to the Company in the amounts of £5000, $9,000 and $9,000 respectively, to be used for the payment of the current creditors of the Company. The loans bore interest at 5% per annum, and were due upon the sale of HHE or February 28, 2005, whichever was earlier. The loans were repaid in April 2005 from the funds arising from the sale of HHE to RLH discussed below.

The Board had recognized during the Summer of 2004 that if it was not successful in the acquisition of the 11 Courtyard hotels in the UK, it would then refocus its attention on the UK development activity and in that regard, seek an investor in the Company (or HHE) to alleviate the cash flow drain.

On March 31, 2005, the Company completed the sale of HHE to RLH, for £461,840 (approximately $868,000) in cash, and up to 56,250,000 shares of stock in RLH. Out of the cash portion of the sale, £90,000 (approximately $171,000) was retained by RLH to be used to pay off an estimated £72,000 (approximately $137,000) in HHE liabilities with £211,840 (approximately $398,000) paid by HHG to HHE to repay the intercompany account, and £160,000 (approximately $298,000) remitted to HHG. Any funds remaining at May 31, 2005 are to be remitted to the Company. The Company used the £160,000 (approximately $298,000) received in March (and will use any funds received in June) to pay off the Company's existing liabilities and for ongoing working capital. In addition, the Company received 30,769,230 shares of RLH valued at £1,000,000 (approximately $1,879,000) at March 31, 2005, according to the Share Sales Agreement. Such shares received will not be tradable until March 31, 2006. The additional 25,480,770 shares that may be earned, up to a total of 56,250,000 shares, are contingent upon certain accomplishments in an on-going relationship with RLH. In connection with the sale, the Company recorded a gain of $469,695 as a result of the cash received. The gain related to the shares received will be deferred until such shares are tradable. The subsidiary's operations have been accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the subsidiary's results of operations and cash flows have been reflected separately from the Company's consolidated results of continuing operations and cash flows for all periods presented in this document and such assets and liabilities as of September 30, 2004 have been netted in one line item on the balance sheet.

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

However the Company believes that its existing cash, the improving US economy, continued UK activity through consulting opportunities with HHE, negotiated private sales of the Company's Class A common stock, together with anticipated cash flows from operations and further borrowings, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward- looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund losses.

Item 3. CONTROLS AND PROCEDURES

  (a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For a small company such as ours, the information filings and regulatory compliance is a significant expense, and the available manpower within the Company is limited. Such compliance is becoming increasingly more difficult as regulations and rules have been changing rapidly in the past two years. As of the last day of the period covered by this report, our management, including the Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the disclosure controls of the Company and found such controls to be effective. While management believes that it is making continuing and good faith efforts to comply in all material respects with the regulations regarding information disclosures, deficiencies in certain internal controls are noted, such as obtaining timely copies and evidence of compliance by the directors, officers and significant shareholder filings to report changes in stock ownership as required under Section 16(a) of the Exchange Act. The Chief Executive Officer has asked the disclosure committee to suggest revisions to internal controls to help achieve more timely compliance and improve disclosure controls.

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

Norman Marks resigned as President and Director of the Company on April 1, 2005. As part of the settlement of all amounts owed to him, the Company acquired the 500,000 shares of Class A common stock for $42,000 and cancelled the options held by Marks and Associates, Inc., a Company affiliated with Norman Marks, to purchase up to 5 million shares of the Class A Common stock of the Company.

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