Form 10QSB/A
period 2005-03-31
HARRELL HOSPITALITY GROUP INC
filed 2005-07-08
CIK 45694

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

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31,		For the Six Months Ended March 31,
2005	2004	2005	2004

Revenues:
Hotel human capital reimbursements	$1,235,015	$1,212,675	$2,428,218	$2,408,759
Management fees	57,587	85,253	87,187	175,929
Total revenues	1,292,602	1,297,928	2,515,405	2,584,688

Expenses:
Employee compensation related expenses	1,316,684	1,339,193	2,581,342	2,663,461
General and administrative	150,657	68,342	197,583	178,972
Total expenses	1,467,341	1,407,535	2,778,925	2,842,433

Operating loss	(174,739)	(109,607)	(263,520)	(257,745)

Other Income (Expense):
Realized losses on marketable securities	-	(21,684)	-	(21,684)
Interest expense	(1,126)	(5,085)	(1,206)	(26,696)
Other income (expense)	9,667	(10,453)	9,827	1,077
Total other income (expense)	8,541	(37,222)	8,621	(47,303)

Loss from continuing operations	(166,198)	(146,829)	(254,899)	(305,048)

Discontinued Operations:
Loss from discontinued operations	(51,792)	(118,012)	(131,381)	(206,058)
Gain on sale of discontinued operations	469,695	-	469,695	-
Income (loss) from discontinued operations	417,903	(118,012)	338,314	(206,058)

Preferred stock dividends	-	(6,083)	-	(12,166)
Net income (loss) attributable to common stockholders	$251,705	$(270,924)	$83,415	$(523,272)

Earnings (loss) per share:
Loss from continuing operations - basic	$0.01	$(0.01)	$0.02	$(0.02)
Income (loss) from discontinued operations - basic	$0.03	$(0.01)	$0.03	$(0.02)
Net income (loss) attributable to common stockholders:
- Basic	$0.02	$(0.02)	$0.01	$(0.04)
- Diluted	$0.01	$(0.02)	$0.01	$(0.04)

Weighted average number of common shares outstanding
- Basic	13,064,907	13,064,907	13,064,907	13,064,907
- Diluted	18,719,792	13,064,907	15,892,349	13,064,907

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