Form 10QSB
period 2005-06-30
HARRELL HOSPITALITY GROUP INC
filed 2005-08-15
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2005, the issuer had outstanding 12,564,907 shares of Class A common stock, $.002 par value per share.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

HARRELL HOSPITALITY GROUP, INC. and SUBSIDIARIES

INDEX

    Part I - FINANCIAL INFORMATION4
    Item 1 FINANCIAL STATEMENTS4
    CONSOLIDATED BALANCE SHEETS4
    CONSOLIDATED STATEMENTS OF OPERATIONS 5
    CONSOLIDATED STATEMENTS OF CASH FLOWS 7
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS9
    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.12

Item 3. CONTROLS AND PROCEDURES. 17

    Part II. OTHER INFORMATION18
    SIGNATURES19

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2005 (Unaudited)	September 30, 2004 (Audited)
Current assets:
Cash and cash equivalents	$45,820	$20,629
Accounts receivable, net of allowance for doubtful accounts of $0 and $40,728	87,891	16,592
Other assets	601	25,865
Total current assets	134,312	63,086
Property & equipment, net	2,744	2,551
Deposits	1,848	-
Total assets	$138,904	$65,637

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable	$-	$15,000
Accounts payable and accrued liabilities	107,081	98,064
Accrued liabilities - related parties	262,491	211,229
Net liabilities of discontinued operations	-	185,438
Total current liabilities	369,572	509,731

Stockholders'deficit:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331
Common stock:
Class A $.002 par value, 100,000,000 shares authorized, 12,564,907 and 13,064,907 outstanding	25,129	26,129
Additional paid-in capital	4,023,267	4,064,268
Accumulated deficit	(4,522,395)	(4,534,935)
Accumulated other comprehensive income	-	7,838
Deferred stock compensation	-	(250,725)
Total stockholders' deficit	(230,668)	(444,094)
Total liabilities & stockholders' deficit	$138,904	$65,637

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended June 30,		For the Nine Months Ended June 30,
2005	2004	2005	2004

Revenues:
Hotel human capital reimbursements	$1,202,114	$1,188,086	$3,630,332	$3,596,845
Management fees	57,997	48,572	145,185	224,501
Total revenues	1,260,111	1,236,658	3,775,517	3,821,346

Expenses:
Employee compensation related expenses	1,280,963	1,306,099	3,862,305	3,969,560
General and administrative	50,324	139,827	247,853	311,246
Total expenses	1,331,287	1,445,926	4,110,158	4,280,806

Operating loss	(71,176)	(209,268)	(334,641)	(459,460)

Other Income (Expense):
Realized losses on marketable securities	-	(4,546)	-	(26,230)
Interest expense	-	(15,748)	(1,073)	(49,998)
Other income	300	3,643	9,995	6,758
Total other income (expense)	300	(16,651)	8,922	(69,470)

Loss from continuing operations	(70,876)	(225,919)	(325,719)	(528,930)

Discontinued Operations:
Loss from discontinued operations	-	(47,104)	(131,436)	(255,199)
Gain on sale of discontinued operations	-	-	469,695	-
Income (loss) from discontinued operations	-	(47,104)	338,259	(255,199)

Preferred stock dividends	-	(6,083)	-	(18,249)
Net income (loss) attributable to common stockholders	$(70,876)	$(279,106)	$12,540	$(802,378)

Earnings (loss) per share:
Loss from continuing operations - basic	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Income (loss) from discontinued operations - basic	$0.00	$0.00	$0.03	$(0.02)
Net income (loss) attributable to common stockholders:
- Basic	$(0.01)	$(0.02)	$0.00	$(0.06)
- Diluted	$(0.01)	$(0.02)	$0.00	$(0.06)

Weighted average number of common shares outstanding
- Basic	12,564,907	13,064,907	12,898,242	12,940,407
- Diluted	12,564,907	13,064,907	20,864,618	12,940,407

Comprehensive income (loss) for the three months ended June 30, 2005 and 2004 was $(70,876) and $(446,284), respectively. Comprehensive income (loss) for the nine months ended June 30, 2005 and 2004 was $4,702 and $(1,144,460), respectively. This includes the change in available-for-sale marketable securities, foreign currency translation gain (loss) and net income (loss) attributable to common stockholders.

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended June 30,

	2005	2004
Operating activities:
Net income (loss) attributable to common stockholders	$12,540	$(802,378)
(Income) loss from discontinued operations	(338,259)	255,199
Loss from continuing operations	(325,719)	(547,179)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash used in operating activities:
Realized losses on marketable securities	-	21,684
Depreciation	1,655	1,569
Deferred stock compensation	250,725	-
Gain on settlement of accrued liabilities - related parties	(160,350)
Changes in assets and liabilities:
Accounts receivable	(71,299)	(4,334)
Other assets	10,264	5,356
Restricted cash and deposits	(1,848)	206,498
Accounts payable and accrued liabilities	9,016	179,793
Settlement of accrued liabilities - related parties	211,612	55,371
Net cash provided by (used in) operating activities	(75,944)	(81,242)

Investing activities:
Net investment in discontinued operations	-	87,958
Net proceeds from sale of discontinued operations	298,000	-
Purchase of fixed assets	(1,848)	-
Settlement of net liabilities of discontinued operations	(185,438)	-
Proceeds from sales of marketable securities	-	115,235
Net cash provided by (used in) investing activities	110,714	203,193

Financing activities:
Proceeds from notes payable - related parties	27,508	33,000
Repayment of notes payable - related parties	(27,508)	-
Repurchase of stock from former director	(42,000)	-
Redemption of shares subject to mandatory redemption	-	(174,315)
Net cash provided by (used in) financing activities:	(42,000)	(141,315)

Effect of foreign currency exchange rates on cash	32,421	-
Net increase (decrease) in cash and cash equivalents	25,191	(19,364)

Cash and cash equivalents at beginning of period	20,629	31,697
Cash and cash equivalents at end of period	$45,820	$12,333

Supplemental Cash Flow Information:
Cash paid during the period for interest	$-	$18,230

Cash paid during the period for income taxes	$-	$-

During the third quarter of 2005, the Company surrendered its cash surrender value life insurance policies on certain executive officers, of which $15,000 was offset against amounts previously borrowed against. Such cash surrender value life insurance policy has been reflected as a non-cash item.

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2004, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has continued to incur net operating losses which have resulted in a significant accumulated deficit and stockholders' deficit at June 30, 2005. The Company had net income (loss) attributable to common stockholders of $12,540 and ($802,378) for the nine months ended June 30, 2005 and 2004, respectively. At June 30, 2005, current liabilities exceeded current assets by $235,260 and the accumulated deficit was $4,522,395.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The time required for the Company to become profitable is highly uncertain, and we cannot be assured that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures and working capital needs. Although at present the Company has no third-party borrowings, if additional working capital is needed and must be borrowed, the ability to obtain additional financing from other sources also depends on many factors beyond the control of the Company, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the Company's common stock. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

However, the Company believes that its existing cash, the improving US economy, continued UK activity through consulting opportunities with HHE, possible negotiated private sales of the Company's Class A common stock, together with anticipated cash flows from operations and possible borrowings, if necessary, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund losses.

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

	For the three months ended June 30,		For the nine months ended June 30,
	2005	2004	2005	2004
Net income (loss) attributable to common stockholders, as reported	$(70,876)	$(279,106)	$12,540	$(802,378)
Add: stock-based employee compensation included in reported net income (loss)	-	-	250,725	3,781
Less: total stock-based employee compensation expense determined under the fair value based method for all awards	(16,439)	(28,188)	(300,042)	(88,345)
Pro forma net income (loss) attributable to common stockholders	$(87,315)	$(307,294)	$(36,777)	$(886,942)

Earnings (loss) per share:
Basic - as reported	$(0.01)	$(0.02)	$0.00	$(0.06)
Diluted - as reported	$(0.01)	$(0.02)	$0.00	$(0.06)
Basic - pro forma	$(0.01)	$(0.02)	$0.00	$(0.07)
Diluted - pro forma	$(0.01)	$(0.02)	$0.00	$(0.07)

NOTES PAYABLE - RELATED PARTIES

In December 2004, Geoffrey Dart, Clive Russell, and Paul Barham made short-term loans to the Company in the amounts of £5000, $9,000 and $9,000 respectively, to be used for the payment of the current creditors of the Company. The loans bore interest at 5% per annum, and were due upon the sale of HHE or February 28, 2005, whichever was earlier. One loan was repaid on March 31, 2005, and the other two were repaid in early April 2005 from the funds arising from the sale of HHE discussed below.

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

DISCONTINUED OPERATIONS

On March 31, 2005, the Company completed the sale of one of its subsidiaries, HHE, to Red Leopard Holdings ("RLH"), for £461,840 (approximately $868,000) in cash, and up to 56,250,000 shares of stock in RLH. Out of the cash portion of the sale, £90,000 (approximately $171,000) was retained by RLH to be used to pay off an estimated £72,000 (approximately $137,000) in HHE liabilities with £211,840 (approximately $398,000) paid by HHG to HHE to repay the intercompany account, and £160,000 (approximately $298,000) remitted to HHG. The funds remaining at May 31, 2005, approximately $51,000, were remitted by RLH to the Company in July 2005. The Company used the £160,000 (approximately $298,000) received in March and June to pay off the Company's existing liabilities and for ongoing working capital. In addition, the Company received 30,769,230 shares of RLH valued at £1,000,000 (approximately $1,879,000) at March 31, 2005, according to the Share Sales Agreement. Such shares received will not be tradable until March 31, 2006. The additional 25,480,770 shares that may be earned, up to a total of 56,250,000 shares, are contingent upon certain accomplishments in an on-going relationship with RLH. In connection with the sale, the Company recorded a gain of $469,695 as a result of the cash received. The gain related to the shares received will be deferred until such shares are tradable. The subsidiary's operations have been accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the subsidiary's results of operations and cash flows have been reflected separately from the Company's consolidated results of continuing operations and cash flows for all periods presented in this document.

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

  1. OPERATIONS

A. Revenues

  Revenues for the quarter ended June 30, 2005 were $1,260,111, an increase of $23,453 over the same quarter of the prior year. For the nine months ended June 30, 2005, the revenues of $3,775,517 were $45,829 less than the same nine month period in 2004. Fee revenues for the three month period ending June 30, 2005 from California hotels showed an improvement over the same quarter in the prior year, but the fees in the nine month period ending June 30,2005 are still lower than the prior year as a result of depressed results from the hotel in the Silicon Valley.

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

  B. Expenses

  Expenses were $4,110,158 for the nine months ended June 30, 2005, a decrease of $170,648 from 2004, driven by savings in payroll and operating expenses. Expenses of the quarter were decreased from prior quarter by more than $135,000, the savings driven primarily by a reduction in consulting and legal fees.

C. Discontinued operations

On March 31, 2005, the Company completed the sale of one of its subsidiaries, HHE, to Red Leopard Holdings ("RLH"), for £461,840 (approximately $868,000) in cash, and up to 56,250,000 shares of stock in RLH. Out of the cash portion of the sale, £90,000 (approximately $171,000) was retained by RLH to be used to pay off an estimated £72,000 (approximately $137,000) in HHE liabilities with £211,840 (approximately $398,000) paid by HHG to HHE to repay the intercompany account, and £160,000 (approximately $298,000) remitted to HHG. The funds remaining at May 31, 2005, approximately $51,000, were remitted by RLH to the Company in July 2005. The Company used the £160,000 (approximately $298,000) received in March and June to pay off the Company's existing liabilities and for ongoing working capital. In addition, the Company received 30,769,230 shares of RLH valued at £1,000,000 (approximately $1,879,000) at March 31, 2005, according to the Share Sales Agreement. Such shares received will not be tradable until March 31, 2006. The additional 25,480,770 shares that may be earned, up to a total of 56,250,000 shares, are contingent upon certain accomplishments in an on-going relationship with RLH. In connection with the sale, the Company recorded a gain of $469,695 as a result of the cash received. The gain related to the shares received will be deferred until such shares are tradable. The subsidiary's operations have been accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the subsidiary's results of operations and cash flows have been reflected separately from the Company's consolidated results of continuing operations and cash flows for all periods presented in this document.

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

On March 31, 2005, the Company completed the sale of HHE, to RLH, for £461,840 (approximately $868,000) in cash, and up to 56,250,000 shares of stock in RLH. Out of the cash portion of the sale, £90,000 (approximately $171,000) was retained by RLH to be used to pay off an estimated £72,000 (approximately $137,000) in HHE liabilities with £211,840 (approximately $398,000) paid by HHG to HHE to repay the intercompany account, and £160,000 (approximately $298,000) remitted to HHG. The funds remaining at May 31, 2005, approximately $51,000, were also remitted by RLH to the Company in July 2005. The Company used the £160,000 (approximately $298,000) received in March and June to pay off the Company's existing liabilities and for ongoing working capital. In addition, the Company received 30,769,230 shares of RLH valued at £1,000,000 (approximately $1,879,000) at March 31, 2005, according to the Share Sales Agreement. Such shares received will not be tradable until March 31, 2006. The additional 25,480,770 shares that may be earned, up to a total of 56,250,000 shares, are contingent upon certain accomplishments in an on-going relationship with RLH. In connection with the sale, the Company recorded a gain of $469,695 as a result of the cash received. The gain related to the shares received will be deferred until such shares are tradable. The subsidiary's operations have been accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the subsidiary's results of operations and cash flows have been reflected separately from the Company's consolidated results of continuing operations and cash flows for all periods presented in this document.

Since March 31, 2005, the Company has provided consultancy services to RLH under the terms of the HHE Sale Agreement in regard to the Courtyard Development program in the UK. During the quarter, RLH/HHE advanced the development of a project known as North Brentford Quarter, in the design and potential costs of the project. TRI, a UK based market feasibility firm, conducted its feasibility of the project and the market in which it sits, and issued a supportive report. The master plan developer, Barratts, continued to advance the planning permission process, with final permission now expected in October 2005. In the meantime RLH/HHE is consulting with the architects, project managers, and administrators of Marriott International on the final UK specifications for the Courtyard product.

RLH/HHE, with support from the Company, are also pursuing additional sites in the UK, with the anticipation that one or two more will be secured in the short term.

  B. UNITED STATES OF AMERICA

  Effective August 1, 2004, the Company entered into a technical services agreement with the owners of the Belmont Hotel, a 77-room boutique hotel being developed south of downtown Dallas. The technical services fee is $4,000 per month until the opening of the hotel, which is anticipated in October 2005.

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

As previously discussed, on March 31, 2005, the Company completed the sale of HHE to RLH. From the cash proceeds from the sale, the Company used the approximately $298,000 received in March and June to pay off the Company's existing liabilities and for ongoing working capital. In addition, the Company received approximately $51,000 from RLH in July 2005 after RLH paid the remaining HHE liabilities. The Company will use these funds for additional working capital.

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

Item 3. CONTROLS AND PROCEDURES

  (a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For a small company such as ours, the information filings and regulatory compliance is a significant expense, and the available manpower within the Company is limited. Such compliance is becoming increasingly more difficult as regulations and rules have been changing over the past several years. As of the last day of the period covered by this report, our management, including the Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the disclosure controls of the Company and found such controls to be effective. While management believes that it is making continuing and good faith efforts to comply in all material respects with the regulations regarding information disclosures, deficiencies in certain internal controls are noted, such as obtaining timely copies and evidence of compliance by the directors, officers and significant shareholder filings to report changes in stock ownership as required under Section 16(a) of the Exchange Act. The Chief Executive Officer has written to each Director, Officer and Significant Shareholder reiterating the need for their compliance in this regard, and of the need to notify the Company of their compliance. Additionally, the Company's VP Controller will send reminders to each Director, Officer and Significant Shareholder in advance of the year end.

  (b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

Item 5. Other Information

In March 2005, because the Company was not current in the filing of its Form 10- KSB, the NASD suspended quotation of the Company on the Bulletin Board. In July 2005 the Company completed its audit, filed all delinquent reports, and requested its market makers to file the NASD Form 211 to be reinstated and eligible for quotation.

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