Form 10QSB/A
period 2005-03-31
HARRELL HOSPITALITY GROUP INC
filed 2005-12-27
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB/A

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

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended March 31,

	2005	2004
Operating activities:
Net loss from continuing operations	$(254,899)	$(305,048)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Realized losses on marketable securities	-	21,684
Depreciation	1,013	1,063
Common stock issued or to be issued and deferred stock compensation for services and interest	250,725	3,781
Gain on settlement of accrued liabilities to related parties	(160,350)	-
Changes in assets and liabilities:
Accounts receivable	(81,557)	6,261
Other assets	5,481	14,674
Deposits	(1,848)	155,908
Accounts payable, accrued liabilities, and accrued liabilities - related parties	235,606	71,085
Net cash used in operating activities	(5,829)	(30,592)

Investing activities:
Net proceeds from sale of discontinued operations	298,000	-
Proceeds from sales of marketable securities	-	106,384
Net cash provided by investing activities	298,000	106,384

Financing activities:
Proceeds from notes payable - related parties	27,508	-
Payments of notes payable - related parties	(9,000)	-
Preferred stock dividends	-	(12,165)
Redemption of shares subject to mandatory redemption	-	(135,543)
Net cash provided by (used in) financing activities:	18,508	(147,708)

Discontinued operations:
Operating activities	(152,962)	(99,682)
Investing activities	-	-
Financing activities	-	182,620
Net cash provided by (used in) discontinued operations	(152,962)	82,938

Net increase in cash and cash equivalents	157,717	11,022

Cash and cash equivalents at beginning of period	20,629	31,697
Cash and cash equivalents at end of period	$178,346	$42,719

Supplemental Cash Flow Information:
Cash paid during the quarter for interest	$1,126	$26,724

Cash paid during the quarter for income taxes	$-	$-

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

DISCONTINUED OPERATIONS

On March 31, 2005, the Company completed the sale of one of its subsidiaries, HHE, to Red Leopard Holdings ("RLH"), for £461,840 (approximately $868,000) in cash, and up to 56,250,000 shares of stock in RLH. Out of the cash portion of the sale, £90,000 (approximately $171,000) was retained by RLH to be used to pay off an estimated £72,000 (approximately $137,000) in HHE liabilities with £211,840 (approximately $398,000) retained by RLH to settle amounts due from the Company to HHE prior to disposition, and £160,000 (approximately $298,000) remitted to the Company at closing. The funds remaining from the approximate $171,000 retained by RLH to pay HHE liabilities at May 31, 2005 were approximately $51,000, which was remitted by RLH to the Company in July 2005. The Company used the approximate $349,000 received in March and July to pay off the Company's existing liabilities and for ongoing working capital.

In addition, the Company received 30,769,230 shares, of the above mentioned 56,250,000 shares, of RLH valued at £1,000,000 (approximately $1,879,000) at March 31, 2005. Such shares received will not be tradable until March 31, 2006. The additional 25,480,770 shares that may be earned, up to a total of 56,250,000 shares, are contingent upon certain accomplishments in an on-going relationship with RLH. In connection with the sale, the Company recorded a gain of $469,695 as a result of the cash received. The gain related to the shares received will be deferred until such shares are tradable. Accordingly, the value of the shares received from RLH as purchase consideration on March 31, 2006, will be recognized as a gain on sale of discontinued operations on the statement of operations and the same value recorded as marketable securities on the balance sheet. The value of the 30,769,230 shares of RLH is $1,400,000 at September 30, 2005. The subsidiary's operations have been accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the subsidiary's results of operations and cash flows have been reflected separately from the Company's consolidated results of continuing operations and cash flows for all periods presented in the accompanying financial statements.

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

C. Discontinued operations

On March 31, 2005, the Company completed the sale of one of its subsidiaries, HHE, to Red Leopard Holdings ("RLH"), for £461,840 (approximately $868,000) in cash, and up to 56,250,000 shares of stock in RLH. Out of the cash portion of the sale, £90,000 (approximately $171,000) was retained by RLH to be used to pay off an estimated £72,000 (approximately $137,000) in HHE liabilities with £211,840 (approximately $398,000) retained by RLH to settle amounts due by HHG to HHE prior to disposition, and £160,000 (approximately $298,000) remitted to HHG at closing. The funds remaining from the approximate $171,000 retained by RLH to pay HHE liabilities at May 31, 2005 were approximately $51,000, which was remitted by RLH to the Company in July 2005. The Company used the approximate $349,000 received in March and July to pay off the Company's existing liabilities and for ongoing working capital.

In addition, the Company received 30,769,230 shares, of the above mentioned 56,250,000 shares, of RLH valued at £1,000,000 (approximately $1,879,000) at March 31, 2005. Such shares received will not be tradable until March 31, 2006. The additional 25,480,770 shares that may be earned, up to a total of 56,250,000 shares, are contingent upon certain accomplishments in an on-going relationship with RLH. In connection with the sale, the Company recorded a gain of $469,695 as a result of the cash received. The gain related to the shares received will be deferred until such shares are tradable. Accordingly, the value of the shares received from RLH as purchase consideration, on March 31, 2006 will be recognized as a gain on sale of discontinued operations on the statement of operations and the same value recorded as marketable securities on the balance sheet. The value of the 30,769,230 shares of RLH is $1,400,000 at September 30, 2005. The subsidiary's operations have been accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the subsidiary's results of operations and cash flows have been reflected separately from the Company's consolidated results of continuing operations and cash flows for all periods presented in this document.

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