Form 10KSB
period 2005-09-30
HARRELL HOSPITALITY GROUP INC
filed 2005-12-27
CIK 45694

HARRELL HOSPITALITY GROUP, INC.

16475 North Dallas Parkway, Suite 410

Addison, Texas 75001

Form 10-KSB

For the fiscal year ended:

September 30, 2005

Submitted to

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.

Commission File No. 0-2661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB.

[X] ANNUAL REPORT UNDER TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2005

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

(1) YES X NO

(2) YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $5,099,837.

The aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of December 9, 2005, the last available quotation date: Approximately $1,050,633.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. The number of shares of the registrant's Class A, $.002 par value Common Stock outstanding as of December 9, 2005 was 12,564,907.

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

Through present and former members of the board of directors, the Company has established contacts with companies in the United Kingdom, and the Company has sought investment opportunities, hotel acquisition opportunities, hotel management opportunities, and capital from the United Kingdom. In furtherance of these efforts in the United Kingdom, the Company opened an office in London, England in November 1999. These efforts did not result in the acquisition of hotels in the UK or management contracts in the UK. On March 31, 2005, the Company sold its wholly owned subsidiary based in the UK, Harrell Hotels (Europe) Ltd ("HHE"), to Red Leopard Holdings PLC ("RLH"). Under the terms of the sale, however, the Company has been providing consulting services to RLH and the Company and HHE are to enter into a joint venture under which the Company will provide technical services, due diligence, and management services to the joint venture for hotels in the UK.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has continued to incur net losses which have resulted in a significant accumulated deficit and stockholders' deficiency at September 30, 2005. The Company had net losses attributable to common stock holders of $23,243 and $759,613 for the year ended September 30, 2005 and 2004, respectively. At September 30, 2005, current liabilities exceeded current assets by $270,433, stockholders' deficiency was $266,450 and the Company had an accumulated deficit of $4,558,178.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The time required for the Company to become profitable is highly uncertain, and we cannot be assured that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures and working capital. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of the Company, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the Company's common stock.

(B) Business of the Issuer:

HOTEL MANAGEMENT

The primary focus of the Company is on hotel management and investment in hotels. At the present time a very high percentage of the Company's revenue is derived from management contracts to manage two hotels in California. The Company is actively seeking additional management contracts with other hotels.

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

HOTEL MANAGEMENT SUBSIDIARIES

A. Hotel Management Group, Inc. ("HMG")

Harrell Hospitality Group - California, Inc.("HHG California")

Effective January 1, 1994, Hotel Management Group, Inc. formed a wholly owned subsidiary, Hotel Management Group - California, Inc., now known as Harrell Hospitality Group - California, Inc. ("HHG California") to hold the management contract for the operations of the Biltmore Hotel and Suites in Santa Clara, California. The Biltmore Hotel is a 262 room full service hotel with 8,000 square feet of meeting space. HHG California's management contract is a two-year renewable contract that began in January 1992 and has a current expiration of December 31, 2007. HHG California receives a management fee equal to ten percent (10%) of the hotel's net income pre debt, after a 3% reserve for furniture, fixtures and equipment.

In May 1995, HHG California entered into a management contract of the Santa Ynez Valley Marriott, formerly known as the Rancho Santa Barbara Marriott. The Marriott is a 149 room full service hotel with 8,000 square feet of meeting space and health and spa facilities. HHG California's management contract is a two-year renewable contract that began in June 1995 and has a current expiration of December 31, 2007. HHG California receives a management fee equal to ten percent (10%) of the hotel's net income pre-debt, after a 3% reserve for furniture, fixtures and equipment.

Revenues of HHG California for the year ending September 30, 2005 amounted to approximately $5,051,152 constituting approximately 99.1% of the Company's total revenue.

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

Effective August 1, 2004, the Company entered into a technical services agreement with the owners of the Belmont Hotel, a 77-room boutique hotel south of downtown Dallas. The technical services fee was $4,000 per month until the opening of the hotel. In September 2005 the owners of the Belmont hotel advised the Company that they had decided to manage the hotel themselves and that the services of the Company would no longer be needed effective October 31, 2005.

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

In the fall of 2004, in light of the Company's need for additional working capital and to pursue the UK Courtyard development program, the Company sought to sell HHE. The Company received a letter of intent from Red Leopard Holdings ("RLH"), a private UK Company that may be deemed an affiliate of Geoffrey Dart. Geoffrey Dart resigned from the board of directors of the Company and of HHE in order to reduce the potential for any conflict of interest in the possible disposition of HHE. In March 2005, the Company sold HHE to RLH, a company now listed on the AIM stock exchange in the UK, for the sales price of £461,840 (approximately $868,000) in cash, and up to 56,250,000 shares of stock in RLH. Out of the cash portion of the sale, £90,000 (approximately $171,000) was retained by RLH to be used to pay off an estimated £72,000 (approximately $137,000) in HHE liabilities with £211,840 (approximately $398,000) paid by HHG to HHE to repay the intercompany account, and £160,000 (approximately $298,000) remitted to HHG. The funds remaining at May 31, 2005, approximately $51,000, were remitted by RLH to the Company in July 2005. The Company used the £160,000 (approximately $298,000) and the retained amount (approximately $51,000) received in March and July, respectively, to pay off the Company's existing liabilities and for ongoing working capital. In addition, the Company received 30,769,230 shares of RLH valued at £1,000,000 (approximately $1,879,000) at March 31, 2005, according to the Share Sales Agreement. Such shares received will not be tradable until March 31, 2006. The additional 25,480,770 shares that may be earned, up to a total of 56,250,000 shares, are contingent upon certain accomplishments in an on-going relationship with RLH.

Since the sale of HHE, the Company has been providing consulting services on a fee basis to RLH to assist it in hotel development in the UK. Under the terms of the sale, the Company and HHE are to enter into a joint venture agreement under which the Company will provide technical services, due diligence, and management services to the joint venture for hotels in the UK.

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

Number of Employees

At September 30, 2005, the Company and its subsidiaries had 147 full time employees and 73 part time employees. Of these employees, 217 are employed to work at hotels in California, and the Company is reimbursed by the hotels for these employees' compensation in accordance with management agreements with the hotels.

Item 2. Description of Property

(A) Principal Offices

The Company maintains its administrative and executive offices in leased commercial office space located at 16475 North Dallas Parkway, Suite 410, Addison, Texas. The lease expires on January 31, 2006. In the opinion of management, the premises are too large for the Company's present needs, and the Company has requested that the landlord find smaller office accommodations in the same building to which to relocate the Company's offices, which request the landlord has undertaken to try to accommodate. In the meantime the landlord has agreed to a lower rent being paid by the Company than is provided for in the lease.

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

As a result of the sale of HHE, the Company received 30,769,230 shares of RLH securities. However, the accounting guidelines applicable to the Company require that these shares be carried on the books of the Company at no value because, in part, the shares are not tradeable by the Company until after March 31, 2006. Once the shares are accorded a value on the books of the Company, depending on the value of other assets of the Company, the RLH shares may constitute more than 40% of the Company's assets. In that event, the Company may seek an exemption from the 1940 Act. Again, the Company believes that it is not an investment company because the Company is primarily an operating company engaged in the hotel management and hotel acquisition business.

Item 3. Legal Proceedings

There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Company during the period ended September 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ending September 30, 2005.

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

	Fiscal 2005 Bid Prices		Fiscal 2004 Bid Prices
	High	Low	High	Low

First Quarter	0.65	0.4	0.80	0.25
Second Quarter	0.42	0.4	0.80	0.25
Third Quarter	0.4	0.25	0.35	0.25
Fourth Quarter	0.25	0.25	0.65	0.25

(B) Holders

As of September 30, 2005, there were 726 record holders of the Company's Class A Common Stock.

(C) Dividends

There were no cash dividends paid on the Company's Class A common stock in the last three fiscal years. The Company has no present plans to pay dividends on the its Class A common stock. No express limits have been set on payment of dividends, other than those imposed by state corporate law statutes. Delaware corporate law permits payment of dividends only out of surplus, or if there is no surplus, out of net profit from the current fiscal year and the preceding fiscal year. As of the date of filing this report, the Company does not have surplus or profits from which any dividends may be paid.

(D) Securities Authorized for Issuance Under Equity Compensation Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercised price of outstanding options, warrants and rights	Number of securities remaining available to future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	16898117	0.3	-
Total	16898117	0.3	-

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

In July 2003, the Company issued 987,772 shares of Class A common stock to RP Corporate Strategies ("RPC") (a UK private company affiliated with Clive Russell) in connection with its agreement with the Company. Under the terms of the agreement, if, within three years of the date of the agreement, eight hotels had not been acquired by the Company, the Company had the right to repurchase the stock issued for a nominal sum. Subsequent to the year ended September 30, 2004, and as part of a negotiated settlement of amounts owed to Clive Russell and RPC, in exchange for waiving all amounts due through November 30, 2004, a new agreement between RPC and the Company was signed, which agreement removed the eight acquired hotels requirement.

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

We have identified the policies below as critical to the Company's business operations and the understanding of the Company's results of operations. For a detailed discussion on the application of these and other accounting policies, see Note C in the Notes to Consolidated Financial Statements.

Revenue Recognition

The Company has management contracts with the owners of the hotels it operates. The terms of these contracts vary, usually falling into one of three categories: (1) management fee based on a percentage of the hotel's defined net income (loss); (2) management fee based on a percentage of the hotel's revenues; and, (3) fixed management fee. The revenue from each of these contracts is recognized as management services are rendered in accordance with each contract. In accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes amounts billed to hotels for hotel staff salaries at gross amounts as the Company acts as a principal with regards to these matters. The Company recognizes in its statement of operations the entire amount billed to clients for gross payroll and related taxes, health insurance, workers' compensation, and unemployment insurance. The related gross payroll and related taxes and costs of health insurance, workers' compensation and unemployment insurance are recorded and expensed at the end of an accounting period.

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

Stock Options

The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25, the Company recognizes no compensation expense related to employee stock awards when awards are granted with exercise prices equal to or greater than the estimated fair value of the stock on the date of grant. The Company provides the supplemental disclosures required by Statement of Financial Accounting Standard No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, as amended by SFAS No 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which assumes the recognition of compensation expense based on the fair value of options on the grant date. The Company follows the provisions of SFAS 123, as amended, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services, for equity instruments granted to non-employees. SFAS 123, as amended, requires the disclosure of pro forma net income (loss) and net income (loss) per share as if the Company applied the fair value method.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of the notes payable also approximates fair value given that they bear market rates of interest.

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

Marketable Securities

Marketable securities during 2003 consisted of common stocks. Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments to be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re-evaluated at each balance sheet date. The Company's marketable equity securities were classified as available-for-sale. Available- for-sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income (loss) within the stockholders' equity section of the balance sheet. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices.

RESULTS OF OPERATIONS

A. Revenues

Revenues for the periods ended September 30, 2005 and 2004 were primarily produced from the Company's interest in Hotel Management Group. Revenues increased to $5,099,837 for the fiscal year ending September 30, 2005 from $5,074,033 for the fiscal year ending September 30, 2004. The increase in revenues in 2005 over 2004 was a result of higher human capital reimbursement from the hotels that the Company operates in California.

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

In January 1998, the Company purchased $500,000 and $300,000 increasing life insurance policies on the lives of each of Paul L. Barham and Norman L. Marks, respectively. Additional policies were added in the year 2000 to bring coverages to $1,500,000 each. Upon the resignation of Norman Marks, the policies attributable to him were canceled and the net cash value of $5,271 was remitted to him in accordance with his agreement. The policies relating to Paul Barham were surrendered in June 2005, and a net cash value of $18,777 was received by the Company, represented by cash in the amount of $3,777, and the settlement of a loan of $15,000 that had been secured by the insurance policy. Paul Barham agreed to leaving such amount as interim working capital for the Company and as such, $18,777 is included in amounts due to related parties on the balance sheet at September 30, 2005.

C. Expenses

Total operating expenses for the fiscal year ended September 30, 2005 were $5,465,482, or 107% of revenue, and total operating expenses for the fiscal year ended September 30, 2004 were $5,711,555 or 113% of revenue. Expenses were reduced year over year principally because of savings in General and administrative expenses as a result of reductions in Contract Fees, Consulting Fees, Director Fees, Legal Fees, and overhead Travel.

LIQUIDITY AND CAPITAL RESOURCES

The increased costs outlined above resulted in a drain on the Company's cash flow. At September 30, 2005, the Company had $47,975 in cash and $270,433 deficit in working capital, and at September 30, 2004, the Company had $20,629 in cash and $446,645 deficit in working capital.

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

In early December 2004, the Company discussed moving from its office space with the building landlord, and as a result, the landlord permitted the Company to retain its tenancy, forgave three months rent, and agreed to rent at $1,000 per month for December 2004 and has been accepting the reduced rent of $1,000 per month since that time. However, not all creditors were willing to reduce or defer payment, and as a result, Dart, Russell, and Barham made short-term loans to the Company in the amounts of £5000, $9,000 and $9,000 respectively, to be used for the payment of the current creditors of the Company. The loans bore interest at 5% per annum, and were due upon the sale of HHE or February 28, 2005, whichever was earlier. The loans were repaid in April 2005 from the funds arising from the sale of HHE to RLH discussed below.

The Board had recognized during the Summer of 2004 that if it was not successful in the acquisition of the eleven Courtyard hotels in the UK, it would then refocus its attention on the UK development activity and in that regard, seek an investor in the Company (or HHE) to alleviate the cash flow drain.

Red Leopard Holdings ("RLH") was identified as a potential acquirer of HHE, and in December 2004 submitted a proposal to the Board of the Company for the purchase of HHE, which proposal included £461,840 (approximately $868,000) in cash. The sale of HHE to RLH was concluded in March 2005 and out of the cash £90,000 was retained by RLH and was to be used to pay off an estimated £72,000 in HHE liabilities, with £211,840 paid by HHG to HHE to repay the intercompany account and £160,000 remitted to HHG. The Company used the £160,000 (approximately $298,000) received in March to pay off the Company's existing liabilities and for ongoing working capital. The funds remaining at May 31, 2005, approximately $51,000, were remitted by RLH to the Company in July 2005 and have served to provide additional working capital.

The two hotels that the Company operates are generating insufficient cash to meet the Company's monthly operating and development expenses because (i) the softness of the United States economy, (ii) the Biltmore Hotel has been negatively impacted by the downturn in the Silicon Valley economy, and (iii) the hospitality industry in general continues to suffer lower revenues in the wake of the slow recovery of the US economy.

The Company is seeking a capital injection to provide additional operating funds and to fund the acquisition of hotel properties. Negotiations are underway, but there can be no assurance that the efforts to provide additional capital through issuance of the Company's shares will be successful.

The Company believes that its existing cash, plus cash raised through negotiated private sales of the Company's Class A Common, together with anticipated cash flows from operations and further borrowings, would be sufficient to meet its cash requirements during the next 12 months. However, if the Company is not successful in raising funds through the issuance of its stock and revenues from HHG California do not increase, the Company would be faced with attempting to obtain operating capital from borrowings or would be forced to take additional costs cutting measures. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund losses.

Item 7. Financial Statements

The financial statements are filed as a part of this report:

See the Index to Financial Statements on page F-1 immediately following page 34 of this report. All such financial statements, schedules and supplementary data are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with an objective of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures as of September 30, 2005, the end of the period covered by this report. Based on this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls were effective. Information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated by the employees and directors to management, including the chief financial officer and chief executive officer with sufficient lead time for management to make timely decisions regarding disclosure and to prepare, review and file the necessary reports. In recognizing that controls and procedures, no matter how well designed, can only provide reasonable assurance of achieving desired control objectives, management has necessarily been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls or in other factors that could affect these controls since the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information with respect to our directors and executive officers as of September 30, 2005.

NAME	POSITION WITH COMPANY	AGE
Paul L. Barham	Director and Chief Executive Officer	52
Clive Russell	Director	65

Each of these directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified. The board of directors is composed of three persons, however at the date of this report one position is vacant and may be filled by the remaining directors.

PAUL L. BARHAM was elected the Chief Executive Officer of Harrell Hospitality Group, Inc. in November 1999 and has served in that capacity since. Prior to that, he served the Company as Chief Financial Officer from 1992 to 1999. He has been a Director of the Company since 1992. He also served as Director of Energy Technique, plc (" ET") until March 2003. He was appointed Director for HHE in April 2005.

CLIVE RUSSELL was elected as Director of the Company in March 2003. Until 1997 he served as a senior partner of Baker Tilly, an international firm of accountants; since 1997 he has served as director of RP Corporate Strategies ("RPC"), a company that serves as financial structuring consultant in industries including real estate and hotels. In March 2005, Mr. Russell was appointed director, and in June 2005 was appointed Chairman, of Red Leopard Holdings, plc, a United Kingdom company. Mr. Russell lives in London and also lectures internationally on securitization and allied subjects.

Audit Committee Financial Expert

The Board of the Company has determined that it has at least one audit committee financial expert serving on its audit committee. Clive Russell is the audit committee financial expert, and he is not independent.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC") and each exchange on which the Company's securities are registered. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file. All such persons informed the Company that no filings were necessary during the year as there were no changes in their holdings.

Item 10. Executive Compensation

The following table contains information concerning the annual compensation and long-term compensation payable to named executive officers during each of the last three fiscal years.

Summary Compensation Table
	Annual Compensation				Long term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensa tion	Securities Underlying Options	All Other Compensat ion
Paul L. Barham, Chief Executive Officer	2005	$120,000 [1]	-	-	-	-
	2004	$120,000 [2]	-	$63,228 [3]	-	1461
	2003	$144,740 [4]	-	-	51,452	1461
Norman L. Marks, President	2005	$61,100 [5]	-	-	-	3477
	2004	$110,000 [6]	-	-	-	3477
	2003	$115,824 [7]	-	-	-	3477

Note 1: 2005 Salary for Paul L. Barham was $120,000, with $88,530 being paid and $31,470 being deferred.

Note 2: 2004 Salary for Paul L. Barham was $120,000, with $53,250 being paid and $66,750 being deferred.

Note 3: This amount represents the share of gain on ET stock, payment of which is deferred.

Note 4: 2003 Salary for Paul L. Barham was $144,740 paid in cash and all deferred salary was settled by extension of stock options pursuant to settlement agreements entered into as of September 2003.

Note 5: This amount represents the full payment of salary including all deferred salary, for Norman Marks up until his resignation on April 1, 2005.

Note 6: 2004 Salary for Norman L. Marks was $110,000, of which $97,750 was paid and $12,250 was deferred.

Note 7: 2003 Salary for Norman L. Marks was $115,824 paid and all deferred salary was settled by extension of stock options pursuant to settlement agreements entered into as of September 2003.

This table does not include medical expense reimbursement, club dues, or the value of automobiles (and their maintenance, repair and insurance) furnished to all of the executive officers of the Company, which in the aggregate for all officers amounted to $0 during fiscal year 2005.

In 2003, as part of the annual compensation included in the table above, the Company compensated Paul Barham for his service as a non-executive director of ET. Mr. Barham assigned his directors fee to the Company. In addition to this fee, ET granted Barham 1,623,899 stock options to purchase ET common shares at the price of 3 pence sterling per share, all of which options Barham then assigned to the Company. Effective October 1, 2001, the employment agreement for Barham was amended to recognize the additional time commitment of Barham to ET. As an incentive to encourage the future results of ET and the resultant increase in the value of the Company's investment in ET, Barham's employment agreement was amended to allocate to Barham 10% of such potential future increase in value of the Company's ET stock investment if and when the Company ever realizes such increase in value. Barham's share of the realized gains in the Company's ET holdings accrued at August 31, 2003, were paid as part of the settlement agreements and the remaining share of realized gains accruing to Barham at the amount of $63,228 are included in amounts due to related parties on the Company's balance sheet at September 30, 2005. Barham resigned as a Director of ET in March 2003.

At the present time the Company has, and at all times during the past three fiscal years, the Company had no pension, retirement, annuity, deferred compensation, incentive or stock purchase, thrift or profit-sharing plan, except the accumulated cash value of the life insurance policies detailed under Item 6B above.

Each of the Directors of the Company who is not employed by the Company receives Director Fees at the rate of $2,083.33 per month. Effective October 2001, 20% of such fees were deferred in recognition of the Company's depleted income and resultant illiquidity. Effective September 1, 2002, Dart agreed to fully defer his directors' and consulting fees until the Company has adequate liquidity. All deferred and accrued fees through August 31, 2003, were settled as part of the settlement agreements. Directors' Fees and consulting fees were resumed in October 2003 and paid until February 2004. Thereafter, director and consulting fees were accrued but deferred until the Company has adequate liquidity. Total fees due to Geoffrey Dart and fees due Apsley Estates through December 13, 2004, totaling $116,769 are accrued and deferred pending adequate liquidity. Total fees due to Clive Russell through November 30, 2004 totaling $160,350 were waived as part of the settlement and revised agreement with RPC dated April 1, 2005. Since April 2005, director's fees in the amount of $2,083.33 per month have been paid to Clive Russell on a current basis.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(A) Five percent shareholders. The following table sets forth the persons who, as of December 9, 2005, who were known to the Company to be beneficial owners of more than five percent of each class of the voting securities of the Company:

Class of Securities	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (5)
Class A Common	Merchant Capital Holdings Ltd c/o Robert Edwards 17060 Dallas Parkway #101 Dallas, TX 75248	3,228,700 plus 8,804,300 options	56.3%
Class A Common	Businesship International, Inc. One Alhambra Plaza Suite 1400 Coral Gables, FL 33134	1,456,140	11.6%
Class A Common	London & Boston Investments PLC, (formerly Cybertec Holdings PLC) Rosedale House Rosedale Road Richmond Surrey England TW 92 SZ	1,392,000	11.1%
Class A Common	Barham Family Interests, Inc. 16475 North Dallas Pkwy Suite 410 Addison, Texas 75001	507,500 plus 5,051,452 options	31.6%
Class A Common	RP Corporate Strategy 3 Bristol Mews Little Venice, London W92JF	1,097,700 plus 250,000 options	10.5%
Class A Common	Gerard Thompson Wachovia Bank 255 South County Road Palm Beach, FL 33480	680,335 plus 1,323,697 options	14.4%

(1) The percentage of each class is based on the total amount of outstanding securities plus, as to each person or group, the number of securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2) Paul Barham and his other family members owned 507,500 shares through Barham Family Interests, Inc. and Barham Family Interests, Inc. also had options to acquire 5,051,452 shares as of September 30, 2005.

(3) Norman Marks and his other family members owned 500,000 shares through Marks and Associates, Inc., and Marks and Associates, Inc. also had options to acquire 5,000,000 shares as of September 30, 2004. On March 31, 2005, as part of a settlement with Norman Marks upon his resignation, the 500,000 shares were repurchased by the Company, and the 5,000,000 options were canceled.

(4) Russell, other family members, and associates owned 1,097,700 shares and 250,000 options, through RP Corporate Strategy as of September 30, 2005.

(B) Security ownership of management. The following table sets forth each class of equity securities owned by the executive officers and directors of the Company as of December 9, 2005, individually and as a group.

Class of securities	Name and address of beneficial owner	Amount and nature of beneficial owner	Percent of class (1)

Class A Common	Barham Family Interests, Inc. 16475 North Dallas Pkwy Suite 410 Addison, Texas 75001	507,500 plus 5,051,452 options	31.6%
Class A Common	RP Corporate Strategy 3 Bristol Mews Little Venice, London W92JF	1,097,700 plus 250,000 options	10.5%

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

(3) Russell, other family members, and associates own 1,097,700 shares through RP Corporate Strategy.

Item 12. Certain Relationships and Related Transactions

Transactions involving related parties in the last two years are described in Item 1 of this report.

Item 13. Exhibits

(b.) Exhibits -

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

(o) Loan Agreement between the Company and Michael Connell dated November 24, 2003.

(p) Directors Loan Agreements dated June 2004.

(q) Directors Loan Agreements dated December 2004.

(r) Share Purchase Agreement between RLH and the Company dated March 25, 2005.

(s) Compromise and Settlement Agreement and Stock Purchase and Option Cancellation Agreement between the Company and Norman Marks regarding his resignation and separation from the Company April 1, 2005.

(t) Agreement between RPC and the Company of April 1, 2005.

(14) Code of Ethics

(21) Subsidiaries of Harrell Hospitality Group, Inc.

(31) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99) Audit Committee Charter

Item 14. Principal Accountant Fees and Services

The following table discloses accounting fees and services that were billed by our auditor, Whitley Penn:

Type of Services Rendered	2005 Fiscal Year	2004 Fiscal Year
(a) Audit Fees	32500	48250
(b) Audit related Fees	0	0
(c) Tax Fees	0	$0
(d) All Other Fees	0	0

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

_________________________________________ ____________________

Clive Russell Date

Director

_________________________________________ ____________________

Paul L. Barham, Date

Director and Chief Executive Officer

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005 and 2004

Table of Contents

Report of Independent Registered Public Accounting Firm F-2

Audited Consolidated Financial Statements:

Consolidated Balance Sheets F-3

Consolidated Statements of OperationsF-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)F-5

Consolidated Statements of Cash Flows F-6

Notes to Consolidated Financial StatementsF-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Harrell Hospitality Group, Inc.

We have audited the accompanying consolidated balance sheets of Harrell Hospitality Group, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harrell Hospitality Group, Inc. and subsidiaries September 30, 2005 and 2004, and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company's recurring net loss attributable to common stockholders in 2005 of $23,243, working capital deficit of $270,433 September 30, 2005 and accumulated deficit at September 30, 2005 of $4,558,178 and substantial obligations with no current resources to satisfy the obligations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note B. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Whitley Penn

Dallas, Texas

November 14, 2005

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$47,975	$20,629
Accounts receivable, net of the allowance for
doubtful accounts of $0 and $40,728
for 2005 and 2004, respectively	59,788	16,592
Other assets	602	25,865
Total current assets	108,365	63,086

Property and equipment, net	2,135	2,551

Other assets	1,848	-

Total assets	$112,348	$65,637

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$105,250	$98,064
Accrued liabilities - related parties	273,548	211,229
Notes payable	-	15,000
Net liabilities of discontinued operations	-	185,438
Total current liabilities	378,798	509,731

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized,
243,331 shares issued and outstanding, $1.00
per share involuntary liquidation preference	243,331	243,331
Common stock:
Class A, $.002 par value; 100,000,000 shares
authorized, 12,564,907 and 13,064,907
shares issued and outstanding, respectively	25,130	26,130
Additional paid-in capital	4,023,267	4,064,267
Accumulated deficit	(4,558,178)	(4,534,935)
Other comprehensive income	-	7,838
Deferred stock compensation	-	(250,725)
Total stockholders' deficit	(266,450)	(444,094)

Total liabilities and stockholders' deficit	$112,348	$65,637
	See accompanying notes to consolidated financial statements

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2005	2004

Revenues:
Hotel human capital reimbursements	$4,886,171	$4,809,818
Management fees	213,666	264,215
Total revenues	5,099,837	5,074,033

Expenses:
Employee compensation related expenses	5,181,575	5,350,318
General and administrative	283,907	361,237
Total expenses	5,465,482	5,711,555

Operating loss	(365,645)	(637,522)

Other income (expense):
Realized gain on marketable securities, net	-	424,890
Interest expense	(1,126)	(44,212)
Gain on early redemption of Series B preferred stock	-	46,619
Other income	5,269	4,093
Total other income	4,143	431,390

Net loss from continuing operations	(361,502)	(206,132)

Discontinued operations
Loss from discontinued operations	(131,436)	(541,316)
Gain on sale of discontinued operations	469,695	-
Income (loss) from discontinued operations	338,259	(541,316)

Preferred dividends paid and accrued	-	12,165

Net loss attributable to common stockholders	$23,243	$759,613

Basic and diluted income (loss) per common share:
Continuing operations	$0.03	$0.02
Discontinued operations	0.03	(0.04)
Net loss attributable to common stockholders	$0.00	$0.06

Weighted average number of
common shares outstanding	12,814,909	12,971,704

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended September 30, 2005 and 2004
							Other Comprehensive Income
								Cumulative
				Common	Additional		Cumulative	Change in	Deferred	Total
	Preferred	Common Stock - Class A		Stock to be	Paid-In	Accumu- lated	Translation	Available- For	Stock	Stock- holders'
	Stock	Shares	Amount	Issued	Capital	Deficit	Adjustment	Sale Securities	Compen- sation	Equity (Deficit)

Balance at September 30, 2003	243331	12,444,669	$24,890	$176,958	$3,888,549	$3,775,322	$12,937	$435,608	$250,725	$730,352

Net loss attributable to common stockholders	-	-	-	-	-	(759,613)	-	-	-	(759,613)
Cumulative translation adjustment	-	-	-	-	-	-	20,775	-	-	20,775
Change in available-for-sale securities	-	-	-	-	-	-	-	(435,608)	-	(435,608)
Total comprehensive loss										(1,174,446)
Common stock issued in settlement of deferred fees	-	620,238	1,240	(176,958)	175,718	-	-	-	-	-

Balance at September 30, 2004	243,331	13,064,907	26,130	-	4,064,267	(4,534,935)	7,838	-	(250,725)	(444,094)

Net loss attributable to common stockholders	-	-	-	-	-	(23,243)	-	-	-	(23,243)
Cumulative translation adjustment	-	-	-	-	-	-	(7,838)	-	-	(7,838)
Total comprehensive loss										(31,081)
Deferred stock compensation	-	-	-	-	-	-	-	-	250,725	250,725
Common stock repurchased from director	-	(500,000)	(1,000)	-	(41,000)	-	-	-	-	(42,000)

Balance at September 30, 2005	$243,331	12,564,907	$25,130	$ -	$4,023,267	$4,558,178	$ -	$ -	$ -	$266,450
See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2005	2004
Operating Activities:
Net loss from continuing operations	$361,502	$206,132
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	2,264	2,075
Deferred stock compensation	250,725	-
Realized gains on sale of marketable securities	-	(424,890)
Gain on settlement of accrued liabilities - related parties	(167,499)	-
Gain on early redemption of series B preferred stock	-	(46,619)
Changes in operating assets and liabilities:
Accounts receivable	(43,196)	27,055
Other assets	23,415	264,242
Accounts payable and accrued liabilities	222,005	232,974
Net cash used in operating activities	(73,788)	(151,295)

Investing Activities:
Purchase of property and equipment	(1,848)	-
Net proceeds from sale of discontinued operations	349,000	-
Proceeds from sales of marketable securities	-	749,312
Net cash provided by investing activities	347,152	749,312

Financing Activities:
Proceeds from notes payable - related parties	27,000	98,030
Repayments on notes payable - related parties	(27,000)	(83,030)
Redemption of shares	-	(462,695)
Preferred stock dividends	-	(12,165)
Repurchase of stock from former director	(42,000)	-
Net cash provided by (used in) financing activities	(42,000)	(459,860)

Discontinued operations
Operating activities	(204,018)	(201,605)
Investing activities	-	52,380
Financing activities	-	-
Cash provided by (used in) discontinued operations	(204,018)	(149,225)

Net change in cash and cash equivalents	27,346	(11,068)
Cash and cash equivalents at beginning of year	20,629	31,697

Cash and cash equivalents at year end	$47,975	$20,629

Supplemental Cash Flow Information:

Cash paid during the year for interest	$1,126	$42,417

Cash paid during the year for income taxes	$ -	$ -
See accompanying notes to consolidated financial statements.

A. Nature of Business

Harrell Hospitality Group, Inc. (the "Company") is a Delaware corporation, originally incorporated in 1959 in the state of Massachusetts under the name of Formula 409, Inc. The Company is involved in the management and development of hotels, mainly in the states of California and Texas, and the United Kingdom. The Company has seven wholly-owned subsidiaries. The Company's corporate offices are located in Addison, Texas.

In February 2003, the Company began operations in the United Kingdom with the formation of Harrell Hotels Europe, Ltd. ("HHE"), a previously wholly-owned subsidiary of the Company. The Company's United Kingdom offices were located in London, England. The Company sold HHE on March 31, 2005, as described below in Note D.

B. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has continued to incur net losses which have resulted in a significant accumulated deficit and stockholders' deficiency at September 30, 2005. The Company had net losses attributable to common stock holders of $23,243 and $759,613 for the years ended September 30, 2005 and 2004, respectively. At September 30, 2005, current liabilities exceeded current assets by $270,433, stockholders' deficiency was $266,450 and the Company had an accumulated deficit of $4,558,178.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The time required for the Company to become profitable is highly uncertain, and the Company cannot be assured that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet working capital requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of the Company, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the Company's common stock. The consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2005 and 2004, the Company had no such investments included in cash and cash equivalents.

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

Marketable Securities

Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments to be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re- evaluated at each balance sheet date. The Company's marketable equity securities were classified as available- for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income (loss) within the stockholders' equity section of the accompanying balance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices. As discussed in note D, the shares received in Red Leopard Holdings have not been recorded in the financial statements.

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

Revenue Recognition

The Company has management contracts with the owners of the hotels it operates. The terms of these contracts vary, usually falling into one of three categories: (1) management fee based on a percentage of the hotel's defined net income (loss); (2) management fee based on a percentage of the hotel's revenues; and, (3) fixed management fee. The revenue from each of these contracts is recognized as management services are rendered in accordance with each contract.

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

Foreign Currency Translation

All assets and liabilities in the balance sheet of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. All revenues and expenses in the statement of operations, of these foreign subsidiaries, are translated at average exchange rates for the year. Translation gains and losses are not included in determining net income (loss) but are shown in accumulated other comprehensive income (loss) within the stockholders' equity section of the consolidated balance sheet. Foreign currency transaction gains and losses are included in determining net income (loss) and were not significant in 2005 or 2004.

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and net unrealized gains (losses) on securities and is presented in the accompanying consolidated statement of changes in stockholders' equity (deficit). SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's consolidated results of operations or cash flows.

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

Stock options of 16,898,117 and 22,048,117 for the years ended September 30, 2005 and 2004, respectively, have been excluded from earnings per share due to the stock options being anti-dilutive.

Stock Options

The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25, the Company recognizes no compensation expense related to employee stock awards when awards are granted with exercise prices equal to or greater than the estimated fair value of the stock on the date of grant. The Company provides the supplemental disclosures required by Statement of Financial Accounting Standard No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, as amended by SFAS No 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which assumes the recognition of compensation expense based on the fair value of options on the grant date. The Company follows the provisions of SFAS 123, as amended, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services, for equity instruments granted to non-employees. SFAS 123, as amended, requires the disclosure of pro forma net income (loss) and net income (loss) per share as if the Company applied the fair value method.

The following presents pro forma loss and per share data as if a fair value accounting method had been used to account for stock based compensation:

	2005	2004
Net loss attributable to common stockholders	$(23,243)	$(759,613)
Add stock-based employee compensation expenses included in net loss	-	-
Less total stock-based employee compensation expense determined under fair value based method for all awards	(34,215)	(112,752)
Pro forma net loss attributable to common stockholders	$(57,458)	$(872,365)

Loss per share:
Basic and diluted, as reported	$0.00	$(0.06)
Basic and diluted, pro forma	$0.00	$(0.07)

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their carrying amounts due to the relatively short maturity of these instruments. The carrying value of notes payable also approximates fair value since they bear market rates of interest. None of these instruments are held for trading purposes.

Impact of Recently Issued Accounting Standards

In December 2004 the FASB issued SFAS 123R, Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company FASB 123R will be effective October 1, 2006.

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

E. Property and Equipment

Property and equipment, as of September 30, were composed of the following:

	2005	2004
Furniture and fixtures	$38,871	$38,546
Equipment	18,372	16,848
	57,243	55,394
Less accumulated depreciation	55,108	52,843
Property and equipment, net	$2,135	$2,551

F. Notes Payable

Notes payable, as of September 30, were composed of the following:

	2005	2004

IDS life insurance	$ -	$15,000

In 2004, this note was drawn against the cash value of the officers' life insurance policy, payable when the cash value was no longer sufficient to pay the premiums, or when the policy is surrendered.

The policies relating to Paul Barham were surrendered in June 2005, and a net cash value of $18,777 was received by the Company, represented by cash in the amount of $3,777, and the settlement of a loan of $15,000 that had been secured by the insurance policy. Paul Barham agreed to leaving such amount as interim working capital for the Company and as such, $18,777 is included in amounts due to related parties on the balance sheet at September 30, 2005.

G. Notes payable - related parties

In December 2004, Geoffrey Dart, Clive Russell, and Paul Barham made short-term loans to the Company in the amounts of £5000, $9,000 and $9,000 respectively, to be used for the payment of the current creditors of the Company. The loans bore interest at 5% per annum, and were due upon the sale of HHE or February 28, 2005, whichever was earlier. One loan was repaid on March 31, 2005, and the other two were repaid in early April 2005 from the funds arising from the sale of HHE.

H. Settlement of Deferred Compensation

As of August 31, 2003, the Company owed deferred compensation of $457,459 to employees and directors. The Company entered into settlement agreements to settle this deferred compensation on August 31, 2003. As a result the Company paid $91,492 in September 2003, recorded 620,238 common shares to be issued, issued 72,702 stock options at fair value, and extended the life of 13,527,805 stock options outstanding by an additional three to five years. The 620,238 shares of common stock were issued to the employees and directors in 2004.

I. Shares Subject to Mandatory Redemption

Between April 2002 and June 2002, the Company issued 240,249 shares of class B preferred stock at $2.00 per share. The class B preferred stock had a stated value of $2.00 per share, was non-voting, had a cumulative 12% annual dividend payable quarterly, and was collateralized by 2,431,240 shares of the Company's Energy Technique ("ET") stock. The stock also contained a feature requiring mandatory redemption beginning in fifteen months from the date of issue at 1.13 times the stated value. Redemption was at 7.14% of the original outstanding shares each calendar quarter. The Company also had the option to redeem additional shares after 15 months above the mandatory redemption at 1.05 times the stated value. Also, class B preferred shareholders were able to convert their shares to common stock 15 months after issuance at their option. Approximately half of the proceeds from issuance of class B preferred stock was restricted to be used only as returnable deposits in connection with the purchase of one or more hotels, which the Company would receive a contract to manage the hotel if the purchase was completed, and the remaining approximate other half of the proceeds could be used for any lawful corporate purpose.

On August 28, 2004 the Company elected to redeem all remaining shares at its optional rate and as a result, the Company recognized a gain of $46,619 in 2004.

As part of the transaction to issue the class B preferred stock, the Company also sold 141,551 shares of common stock to the purchasers of the class B preferred stock at $.31 per share, which was the closing price of the Company's common stock the day before the agreement was entered into. At that time the Company also granted three common stock options for each share of class B preferred stock purchased, for an aggregate of 424,653 common stock options, at the exercise price of $.31 per share and expire in April 2007. As of September 30, 2005, none of these options have been exercised and all are still outstanding.

J. Class A Preferred Stock

Class A preferred stock is non-voting, non-convertible and pays a 10% annual non-cumulative dividend. The Company has the right, but not the obligation, to redeem the shares at any time at par value and the shares have a $1.00 involuntary liquidation preference. During 2004, the Company declared and paid dividends of $12,165. No dividends were declared or paid in 2005.

K. Common Stock

During July 2003, the Company issued 987,772 shares of common stock to a related party for hotel acquisition services to be rendered over a three-year period beginning in July 2003. These shares were to be earned as hotels were acquired. If eight hotels were not purchased as a result of the services of this related party by December 2006, then these shares could be repurchased proportionally for a nominal fee. As part of negotiated settlements of amounts owed to Clive Russell and RPC, in exchange for waiving all amounts due through November 30, 2004, of which approximately $120,000 and $79,000 was due as of November 30, 2004 and September 30, 2004, respectively, a new agreement between RPC and the Company was signed, which agreement removed the eight acquired hotels requirement and negated the Company's option to repurchase 987,772 shares of Class A common stock for a nominal sum from RPC.

On April 1, 2005, as part of a settlement with Norman Marks upon his resignation as an officer of the Company, it was agreed that 500,000 shares of Class A common stock beneficially owned by Mr. Marks would be repurchased by the Company for $42,000, and the options beneficially held by Mr. Marks to purchase 5,000,000 shares of Class A common stock would be canceled. Such shares were repurchased and options canceled on April 1, 2005.

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

Following is a summary of options for the years ended September 30:

	2005	Weighted Average Exercise Price	2004	Weighted Average Exercise Price
Outstanding at beginning of year	22,048,117	$0.29	22,048,117	$0.29
Canceled	(5,150,000)	0.25	-	-
Outstanding at end of year	16,898,117	$0.30	22,048,117	$0.29
Exercisable at end of year	16,249,416		21,243,610
Weighted average remaining contractual life	3.47

M. Income Taxes

Income tax expense for the years presented differs from the "expected" federal income tax expense computed by applying the U.S. federal statutory rate of 34% to earnings (loss) before income taxes for the years ended September 30, as a result of the following:

	2005	2004

Computed expected tax expense (benefit)	$(7,903)	$(258,269)
Deferred tax asset valuation allowance	7,903	258,269

Total income tax expense	$-	$-

The significant components of the Company's deferred tax assets and liabilities at September 30, are as follows:

	2005	2004
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$-	$15,069
Accrued expenses - related parties	101,213	78,155
Net operating losses	989,188	989,274
Valuation allowance	(1,090,401)	(1,082,498)
Net deferred tax assets (liabilities)	$-	$-

The Company has established a valuation allowance to fully reserve the deferred tax assets at September 30, 2005 and 2004 due to the uncertainty of the timing and amounts of future taxable income. At September 30, 2005, the Company had a net operating loss carry-forwards of approximately $2,673,000, which expire in 2006 through 2025.

N. Commitments and Contingencies

The Company leases certain equipment and facilities under operating leases, of which rent expense was approximately $22,000 and $75,000 for the years ended September 30, 2005 and 2004, respectively.

Future annual minimum lease obligations as of September 30, 2005 approximate $21,000 in 2006 and none thereafter.

O. Risk Concentrations

Revenue Concentrations

For the year ended September 30, 2005, the Company had three hotels, which accounted for approximately 50%, 27%, and 23% of the Company's management fees. For the year ended September 30, 2004, the Company had three hotels, which accounted for approximately 33%, 34%, and 34%, of the Company's management fees.

P. Related Party Transaction

ET granted Paul Barham, CEO of the Company ("Barham"), 1,623,899 stock options to purchase ET common shares at the price of 3 pence sterling per share, all of which options Barham then assigned to the Company. Effective October 1, 2001, the employment agreement for Barham was amended to recognize the additional time commitment of Barham to ET. As an incentive to encourage the future results of ET and the resultant increase in the value of the Company's investment in ET, Barham's employment agreement was amended to allocate to Barham 10% of such potential future increase in value of the Company's ET stock investment if and when the Company ever realized such increase in value. Barham's share of the realized gains in the Company's ET holdings accrued at August 31, 2003 were paid as part of the settlement agreements. Barham resigned as a director of ET in March 2003. Barham's share of the realized gains in the Company's ET holdings sold in 2004 were approximately $63,000, which amount is accrued at September 30, 2005 and 2004 and has not been paid.

In 2001 through 2003, the Company entered into consulting agreements with companies affiliated with Clive Russell and Geoffrey Dart, directors of the Company, which continued to be in effect throughout 2004 and part of 2005, to perform various services, including financial modeling, asset review and analysis, due diligence, equity and debt procurement and other related services. As of September 30, 2005 and 2004, $116,000 and $148,000 was accrued for such services, respectively.

During the year ended September 30, 2005, Clive Russell and Geoffrey Dart forgave approximately $151,000 and $16,000, respectively, of consulting fees due from the Company, and the related gain has been offset against general and administrative expenses in the accompanying statement of operations.

Additional amounts included within the Accrued liabilities - related parties as of September 30, 2005 consist of deferred payroll and the value of the surrendered life insurance policy, in the approximate amounts of $74,000 and $20,000, respectively, both due to Paul Barham.