Form 10QSB/A
period 2005-06-30
HARRELL HOSPITALITY GROUP INC
filed 2006-01-20
CIK 45694

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

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended June 30,

	2005	2004
Operating activities:
Net loss from continuing operations	$(325,719)	$(528,930)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Realized losses on marketable securities	-	21,684
Depreciation	1,655	1,569
Deferred stock compensation	250,725	-
Gain on settlement of accrued liabilities to related parties	(160,350)	-
Changes in assets and liabilities:
Accounts receivable	(71,299)	(4,334)
Other assets	10,264	5,356
Restricted cash and deposits	(1,848)	206,498
Accounts payable and accrued liabilities	220,628	235,164
Net cash used in operating activities	(75,944)	(62,993)

Investing activities:
Purchase of property and equipment	(1,848)	-
Net proceeds from sale o discontinued operations	298,000	-
Proceeds from sales of marketable securities	-	106,384
Net cash provided by investing activities	296,152	106,384

Financing activities:
Proceeds from notes payable - related parties	27,500	33,000
Payment on notes payable - related parties	(27,500)	-
Repurchase of stock from former director	(42,000)	-
Preferred stock dividends	-	(18,249)
Redemption of shares subject to mandatory redemption	-	(174,315)
Net cash provided by (used in) financing activities:	(42,000)	(159,564)

Discontinued operations:
Operating activities	(153,017)	(92,926)
Investing activities	-	-
Financing activities	-	189,735
Net cash provided by (used in) discontinued operations	(153,017)	96,809

Net increase (decrease) in cash and cash equivalents	25,191	(19,364)

Cash and cash equivalents at beginning of period	20,629	31,697
Cash and cash equivalents at end of period	$45,820	$12,333

Supplemental Cash Flow Information:
Cash paid during the period for interest	$-	$18,230

Cash paid during the period for income taxes	$-	$-

During the third quarter of 2005, the Company surrendered its cash surrender value life insurance policies on certain executive officers, of which $15,000 was offset against amounts previously borrowed against. Such cash surrender value life insurance policy has been reflected as a non- cash item.

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