Form 10KSB/A
period 2005-09-30
HARRELL HOSPITALITY GROUP INC
filed 2006-01-20
CIK 45694

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
	See accompanying notes to consolidated financial statements

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2005	2004

Revenues:
Hotel human capital reimbursements	$4,886,171	$4,809,818
Management fees	213,666	264,215
Total revenues	5,099,837	5,074,033

Expenses:
Employee compensation related expenses	5,181,575	5,350,318
General and administrative	283,907	361,237
Total expenses	5,465,482	5,711,555

Operating loss	(365,645)	(637,522)

Other income (expense):
Realized gain on marketable securities, net	-	424,890
Interest expense	(1,126)	(44,212)
Gain on early redemption of Series B preferred stock	-	46,619
Other income	5,269	4,093
Total other income	4,143	431,390

Net loss from continuing operations	(361,502)	(206,132)

Discontinued operations
Loss from discontinued operations	(131,436)	(541,316)
Gain on sale of discontinued operations	469,695	-
Income (loss) from discontinued operations	338,259	(541,316)

Preferred dividends paid and accrued	-	12,165

Net loss attributable to common stockholders	$(23,243)	$(759,613)

Basic and diluted income (loss) per common share:
Continuing operations	$(0.03)	$(0.02)
Discontinued operations	0.03	(0.04)
Net loss attributable to common stockholders	$0.00	$(0.06)

Weighted average number of
common shares outstanding	12,814,909	12,971,704

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended September 30, 2005 and 2004
							Other Comprehensive Income
								Cumulative
				Common	Additional		Cumulative	Change in	Deferred	Total
	Preferred	Common Stock - Class A		Stock to be	Paid-In	Accumu- lated	Translation	Available- For	Stock	Stock- holders'
	Stock	Shares	Amount	Issued	Capital	Deficit	Adjustment	Sale Securities	Compen- sation	Equity (Deficit)

Balance at September 30, 2003	243,331	12,444,669	$24,890	$176,958	$3,888,549	$(3,775,322)	$(12,937)	$435,608	$(250,725)	$730,352

Net loss attributable to common stockholders	-	-	-	-	-	(759,613)	-	-	-	(759,613)
Cumulative translation adjustment	-	-	-	-	-	-	20,775	-	-	20,775
Change in available-for-sale securities	-	-	-	-	-	-	-	(435,608)	-	(435,608)
Total comprehensive loss										(1,174,446)
Common stock issued in settlement of deferred fees	-	620,238	1,240	(176,958)	175,718	-	-	-	-	-

Balance at September 30, 2004	243,331	13,064,907	26,130	-	4,064,267	(4,534,935)	7,838	-	(250,725)	(444,094)

Net loss attributable to common stockholders	-	-	-	-	-	(23,243)	-	-	-	(23,243)
Cumulative translation adjustment	-	-	-	-	-	-	(7,838)	-	-	(7,838)
Total comprehensive loss										(31,081)
Deferred stock compensation	-	-	-	-	-	-	-	-	250,725	250,725
Common stock repurchased from director	-	(500,000)	(1,000)	-	(41,000)	-	-	-	-	(42,000)

Balance at September 30, 2005	$243,331	12,564,907	$25,130	$ -	$4,023,267	$(4,558,178)	$ -	$ -	$ -	$(266,450)
See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2005	2004
Operating Activities:
Net loss from continuing operations	$(361,502)	$(206,132)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	2,264	2,075
Deferred stock compensation	250,725	-
Realized gains on sale of marketable securities	-	(424,890)
Gain on settlement of accrued liabilities - related parties	(167,499)	-
Gain on early redemption of series B preferred stock	-	(46,619)
Changes in operating assets and liabilities:
Accounts receivable	(43,196)	27,055
Other assets	23,415	264,242
Accounts payable and accrued liabilities	222,005	232,974
Net cash used in operating activities	(73,788)	(151,295)

Investing Activities:
Purchase of property and equipment	(1,848)	-
Net proceeds from sale of discontinued operations	349,000	-
Proceeds from sales of marketable securities	-	749,312
Net cash provided by investing activities	347,152	749,312

Financing Activities:
Proceeds from notes payable - related parties	27,000	98,030
Repayments on notes payable - related parties	(27,000)	(83,030)
Redemption of shares	-	(462,695)
Preferred stock dividends	-	(12,165)
Repurchase of stock from former director	(42,000)	-
Net cash provided by (used in) financing activities	(42,000)	(459,860)

Discontinued operations
Operating activities	(204,018)	(201,605)
Investing activities	-	52,380
Financing activities	-	-
Cash provided by (used in) discontinued operations	(204,018)	(149,225)

Net change in cash and cash equivalents	27,346	(11,068)
Cash and cash equivalents at beginning of year	20,629	31,697

Cash and cash equivalents at year end	$47,975	$20,629

Supplemental Cash Flow Information:

Cash paid during the year for interest	$1,126	$42,417

Cash paid during the year for income taxes	$ -	$ -
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