Form 10QSB
period 2005-12-31
HARRELL HOSPITALITY GROUP INC
filed 2006-02-21
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the quarterly period ended December 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 10, 2006, the issuer had outstanding 12,564,907 shares of Class A common stock, $.002 par value per share.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

HARRELL HOSPITALITY GROUP, INC. and SUBSIDIARIES

INDEX

    Part I - FINANCIAL INFORMATION4
    Item 1 FINANCIAL STATEMENTS4
    CONSOLIDATED BALANCE SHEETS4
    CONSOLIDATED STATEMENTS OF OPERATIONS 5
    CONSOLIDATED STATEMENTS OF CASH FLOWS 7
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS8
    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.11

Item 3. CONTROLS AND PROCEDURES. 15

    Part II. OTHER INFORMATION15
    SIGNATURES17

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2005 (Unaudited)	September 30, 2005 (Audited)
Current assets:
Cash and cash equivalents	$49,005	$47,975
Accounts receivable	33,582	59,788
Other assets	602	602
Total current assets	83,189	108,365
Property & equipment, net	1,769	2,135
Deposits	1,848	1,848
Total assets	$86,806	$112,348

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable	$20,000	$-
Accounts payable and accrued liabilities	127,248	105,250
Accrued liabilities - related parties	265,410	273,548
Total current liabilities	412,658	378,798

Stockholders'deficit:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331
Common stock:
Class A $.002 par value, 100,000,000 shares authorized, 12,564,907 outstanding	25,130	25,130
Additional paid-in capital	4,023,267	4,023,267
Accumulated deficit	(4,617,580)	(4,558,178)
Total stockholders' deficit	(325,852)	(266,450)
Total liabilities & stockholders' deficit	$86,806	$112,348

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2005	2004
Revenues:
Hotel human capital reimbursements	$1,243,597	$1,193,203
Management fees	43,787	29,600
Total revenues	1,287,384	1,222,803

Expenses:
Employee compensation related expenses	1,315,028	1,264,658
General and administrative	31,710	46,926
Total Expenses	1,346,738	1,311,584

Operating loss	(59,354)	(88,781)

Other income (expense):
Interest expense	(48)	-
Other income	-	26
Total other income (expense)	(48)	26

Net loss from continuing operations	(59,402)	(88,755)

Discontinued operations
Discontinued operations	-	(79,589)
Net loss	$(59,402)	$(168,344)

Basic and diluted loss per common share
Continuing operations	$0.00	$(0.01)
Discontinued operations	0.00	(0.01)
Net loss	$0.00	$(0.01)

Weighted average number of common shares outstanding	12,564,907	13,064,907

Comprehensive loss for the three months ended December 31, 2005 and 2004, was $59,402 and $174,113, respectively. This includes the net loss in 2005 and the change in available-for-sale securities, foreign currency translation gains (losses) and net losses in 2004.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended December 31,

	2005	2004
Operating activities:
Net loss from continuing operations	$(59,402)	$(88,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	366	506
Changes in assets and liabilities:
Accounts receivable	26,206	15,973
Other assets	-	(9,532)
Deposits	-	(1,848)
Accounts payable and accrued liabilities	21,998	188,221
Accrued liabilities - related parties	(8,138)	55,417
Net cash provided by (used in) operating activities	(18,970)	159,982

Financing activities:
Proceeds from notes payable - related parties	20,000	27,508
Net cash provided by financing activities:	20,000	27,508

Discontinued operations:
Operating activities	-	(203,445)
Investing activities	-	-
Financing activities	-	-
Net cash used in discontinued operations	-	(203,445)

Net increase (decrease) in cash and cash equivalents	1,030	(15,955)

Cash and cash equivalents at beginning of period	47,975	20,629
Cash and cash equivalents at end of period	$49,005	$4,674

Supplemental Cash Flow Information:
Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes	$-	$-

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2005, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has continued to incur net operating losses which have resulted in a significant accumulated deficit and stockholders' deficit at December 31, 2005. The Company had a net loss of $59,402 and $168,344 for the three months ended December 31, 2005 and 2004, respectively. At December 31, 2005, current liabilities exceeded current assets by $329,469 and the accumulated deficit was $4,617,580.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The time required for the Company to become profitable is highly uncertain, and we cannot be assured that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures and working capital needs. At present the Company has one short-term borrowing of $20,000 from a related party, and if additional working capital is needed and must be borrowed, the ability to obtain additional financing from other sources depends on many factors beyond the control of the Company, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the Company's common stock. The consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

However, the Company believes that its existing cash, the improving US economy, continued UK activity through consulting opportunities with HHE, possible negotiated private sales of the Company's Class A common stock, together with anticipated cash flows from operations and possible borrowings, if necessary, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund operating losses.

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

	For the three months ended December 31,
	2005	2004
Net loss as reported	$(59,402)	$(168,344)
Add: stock-based employee compensation included in reported net loss	-	-
Less: total stock-based employee compensation expense determined under the fair value based method for all awards	(7,295)	(8,554)
Pro forma net loss	$(66,697)	$(176,898)

Earnings (loss) per share:
Basic and diluted - as reported	$0.00	$(0.01)
Basic and diluted - pro forma	$(0.01)	$(0.01)

NOTES PAYABLE - RELATED PARTIES

In December 2005, Clive Russell made a short-term loan to the Company in the amounts of $20,000, to be used for operating expenses. The loan bears interest at 8% per annum, and is due on April 30, 2006.

In December 2004, Geoffrey Dart, Clive Russell and Paul Barham made short term loans to the Company in the amounts of £5,000, $9,000 and $9,000 respectively, to be used for payments to current creditors of the Company. The loans bore interest at 5%. All three loans were repaid by April 30, 2005.

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

In addition, the Company received 30,769,230 shares, of the above mentioned 56,250,000 shares, of RLH, valued at £1,000,000 (approximately$1,879,000 at March 31, 2005). Such shares received will not be tradable until March 31, 2006. The additional 25,480,770 shares that may be earned, up to a total of 56,250,000 shares, are contingent upon certain accomplishments in an on-going relationship with RLH. In connection with the sale, the Company recorded a gain of $469,695 as a result of the cash received. The gain related to the shares received will be deferred until such shares are tradable. Accordingly, the value of the shares received from RLH as purchase consideration on March 31, 2006, will be recognized as a gain on sale of discontinued operations on the statement of operations and the same value recorded as marketable securities on the balance sheet. If the shares were tradable and valued at the AIM quoted price, the 30,769,230 shares of RLH at December 31, 2005 would have a value of $1,378,000. The subsidiary's operations have been accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the subsidiary's results of operations and cash flows have been reflected separately from the Company's consolidated results of continuing operations and cash flows for all periods presented in the accompanying financial statements.

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

  1. OPERATIONS

A. Revenues

  Revenues for the quarter ended December 31, 2005 were $1,287,384, an increase of $64,581 over the same quarter of the prior year. Fee revenues for the three month period ending December 31, 2005 from California hotels showed an improvement over the same quarter in the prior year because of improvements in the hotel market in the Silicon Valley and better operating results achieved.

A substantial amount of time and effort was given by the executives of the Company searching for additional management contracts and potential acquisitions of hotels. The problems of the hospitality industry are creating needs for professional management companies that can turn around the performance of financially distressed hotels. The Company believes it has the management skill to help in such turn-around efforts, and this difficult business environment may actually boost the Company's opportunities to assume the management, and in some cases acquire ownership, of additional hotels.

  B. Expenses

  Expenses were $1,346,738 for the three months ended December 31, 2005, an increase of $44,482 from 2004, because of increased payroll costs at the managed hotel locations.

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

In addition, the Company received 30,769,230 shares, of the above mentioned 56,250,000 shares, of RLH, valued at £1,000,000 (approximately$1,879,000 at March 31, 2005). Such shares received will not be tradable until March 31, 2006. The additional 25,480,770 shares that may be earned, up to a total of 56,250,000 shares, are contingent upon certain accomplishments in an on-going relationship with RLH. In connection with the sale, the Company recorded a gain of $469,695 as a result of the cash received. The gain related to the shares received will be deferred until such shares are tradable. Accordingly, the value of the shares received from RLH as purchase consideration on March 31, 2006, will be recognized as a gain on sale of discontinued operations on the statement of operations and the same value recorded as marketable securities on the balance sheet. If the shares were tradable and valued at the AIM quoted price, the 30,769,230 shares of RLH at December 31, 2005 would have a value of $1,378,000. The subsidiary's operations have been accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the subsidiary's results of operations and cash flows have been reflected separately from the Company's consolidated results of continuing operations and cash flows for all periods presented in the accompanying financial statements.

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

In addition, the Company received 30,769,230 shares, of the above mentioned 56,250,000 shares, of RLH, valued at £1,000,000 (approximately$1,879,000 at March 31, 2005). Such shares received will not be tradable until March 31, 2006. The additional 25,480,770 shares that may be earned, up to a total of 56,250,000 shares, are contingent upon certain accomplishments in an on-going relationship with RLH. In connection with the sale, the Company recorded a gain of $469,695 as a result of the cash received. The gain related to the shares received will be deferred until such shares are tradable. Accordingly, the value of the shares received from RLH as purchase consideration on March 31, 2006, will be recognized as a gain on sale of discontinued operations on the statement of operations and the same value recorded as marketable securities on the balance sheet. If the shares were tradable and valued at the AIM quoted price, the 30,769,230 shares of RLH at December 31, 2005 would have a value of $1,378,000. The subsidiary's operations have been accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the subsidiary's results of operations and cash flows have been reflected separately from the Company's consolidated results of continuing operations and cash flows for all periods presented in the accompanying financial statements.

Since March 31, 2005, the Company has provided consultancy services to RLH under the terms of the HHE Sale Agreement in regard to the Courtyard Development program in the UK. During the quarter, RLH/HHE advanced the development of a project known as North Brentford Quarter, in the design and potential costs of the project. TRI, a UK based market feasibility firm, conducted its feasibility of the project and the market in which it sits, and issued a supportive report. The master plan developer, Barratts, continued to advance the planning permission process, with final permission now expected in May 2006. In the meantime RLH/HHE is consulting with the architects, project managers, and administrators of Marriott International on the final UK specifications for the Courtyard product.

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

3. LIQUIDITY AND CAPITAL RESOURCES

As previously discussed, on March 31, 2005, the Company completed the sale of HHE to RLH. The cash proceeds from the sale were used to pay off the Company's existing liabilities and for ongoing working capital. The 30,769,230 shares of RLH received by the Company cannot be traded until after March 31, 2006. As of December 31, 2005 those shares would have been worth approximately $1,378,000 in the aggregate had they been tradable at that time. The Company anticipates that a portion or all of these shares could be sold after March 31, 2006 to provide operating capital and liquidity for the Company if necessary. At present the Company has one short-term borrowing of $20,000 from Clive Russell, a director of the Company. This loan is due in April 2006.

At the time of filing this report, the two hotels that the Company operates are generating insufficient cash to meet the Company's monthly operating and development expenses because (i) the softness of the United States economy, (ii) the Biltmore Hotel has been negatively impacted by the downturn in the Silicon Valley economy, and (iii) the hospitality industry in general continues to suffer lower revenues in the wake of the slow recovery of the US economy.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 3. Defaults Upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information

NONE

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