Form 10QSB
period 2006-03-31
HARRELL HOSPITALITY GROUP INC
filed 2006-05-15
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2006, the issuer had outstanding 12,564,907 shares of Class A common stock, $.002 par value per share.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

HARRELL HOSPITALITY GROUP, INC. and SUBSIDIARIES

INDEX

    Part I - FINANCIAL INFORMATION4
    Item 1 FINANCIAL STATEMENTS4
    CONSOLIDATED BALANCE SHEETS4
    CONSOLIDATED STATEMENTS OF OPERATIONS 5
    CONSOLIDATED STATEMENTS OF CASH FLOWS 7
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS9
    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.12

Item 3. CONTROLS AND PROCEDURES. 13

    Part II. OTHER INFORMATION14
    SIGNATURES17

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2006 (Unaudited)	September 30, 2005 (Audited)
Current assets:
Cash and cash equivalents	$34,809	$47,975
Accounts receivable	72,331	59,788
Marketable securities	1,606,571	602
Other assets	339	-
Total current assets	1,714,050	108,365
Property & equipment, net	1,562	2,135
Deposits	1,848	1,848
Total assets	$1,717,460	$112,348

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable - related parties	$40,000	$-
Accounts payable and accrued liabilities	73,635	105,250
Accrued liabilities - related parties	282,886	273,548
Total current liabilities	396,521	378,798

Stockholders' equity (deficit):
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331
Common stock:
Class A $.002 par value, 100,000,000 shares authorized, 12,564,907 outstanding	25,130	25,130
Additional paid-in capital	4,023,267	4,023,267
Accumulated deficit	(2,970,789)	(4,558,178)
Total stockholders' equity (deficit)	1,320,939	(266,450)
Total liabilities & stockholders' equity (deficit)	$1,717,460	$112,348

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2006	2005	2006	2005
Revenues:
Hotel human capital reimbursements	$1,250,282	$1,235,015	$2,493,879	$2,428,218
Management fees	92,126	57,587	135,913	87,187
Total revenues	1,342,408	1,292,602	2,629,792	2,515,405

Expenses:
Employee compensation related expenses	1,316,428	1,316,684	2,631,456	2,581,342
Collection of bad debt	(37,937)	-	(37,937)	-
General and administrative	21,405	150,657	53,115	197,583
Total Expenses	1,299,896	1,467,341	2,646,634	2,778,925

Operating income (loss)	42,512	(174,739)	(16,842)	(263,520)

Other income (expense):
Interest expense	(645)	(1,126)	(693)	(1,206)
Other income (expense)	(1,047)	9,667	(1,047)	9,827
Total other income (expense)	(1,692)	8,541	(1,740)	8,621

Net income (loss) from continuing operations	40,820	(166,198)	(18,582)	(254,899)

Discontinued operations:
Loss from discontinued operations	-	(51,792)	-	(131,381)
Gain on sale of discontinued operations	1,605,969	469,695	1,605,969	469,695
Income from discontinued operations--	1,605,969--	417,903	1,605,969--	338,314
Net income	$1,646,789	$251,705	$1,587,387	$83,415

Basic and diluted earnings (loss) per common share
Continuing operations	$0.00	$(0.01)	$0.00	$(0.02)
Discontinued operations	0.13	0.03	0.13	0.03
Net income - basic	$0.13	$0.02	$0.13	$0.01
Net income - diluted	$0.13	$0.01	$0.13	$0.01

Weighted average number of common shares outstanding:
- basic	12,564,907	13,064,907	12,564,907	13,064,907
- diluted	12,564,907	18,719,792	12,564,907	15,892,349

Comprehensive income (loss) for the three months ended March 31, 2006 and 2005 was $1,646,789 and $253,774, respectively. Comprehensive income (loss) for the six months ended March 31, 2006 and 2005 was $1,587,387 and $91,253, respectively. This includes the change in available-for-sale marketable securities, foreign currency translation gain (loss) and net income.

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended March 31,

	2006	2005
Operating activities:
Net loss from continuing operations	$(18,582)	$(254,899)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	573	1,013
Common stock issued or to be issued and deferred stock compensation for services and interest	-	250,725
Gain on settlement of accrued liabilities to related parties	-	(160,350)
Changes in assets and liabilities:
Accounts receivable	(12,543)	(81,557)
Other assets	(339)	5,481
Deposits	-	(1,848)
Accounts payable and accrued liabilities	(31,613)	235,606
Accrued liabilities - related parties	9,338	-
Net cash provided by (used in) operating activities	(53,166)	(5,829)

Financing activities:
Proceeds from notes payable - related parties	40,000	27,508
Payments of notes payable - related parties	-	(9,000)
Net cash provided by financing activities	40,000	18,508

Discontinued operations:
Operating activities	-	(357,133)
Investing activities	-	469,695
Net cash provided by discontinued operations	-	112,562

Effects of foreign currency exchange rates on cash	-	32,476

Net increase (decrease) in cash and cash equivalents	(13,166)	157,717

Cash and cash equivalents at beginning of period	47,975	20,629
Cash and cash equivalents at end of period	$34,809	$178,346

Supplemental Cash Flow Information:
Cash paid during the period for interest	$-	$1,126

Cash paid during the period for income taxes	$-	$-

On March 31, 2006, the restrictions on Red Leopard Holding shares were removed and the Company recognized this non-cash transaction as a gain on sale of discontinued operations in the amount of $1.6 million.

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

BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2005, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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

  The time required for the Company to become profitable is highly uncertain, and we cannot be assured that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures and working capital needs. At present the Company has two short-term borrowings each of $20,000 from a related party, and if additional working capital is needed and must be borrowed, the ability to obtain additional financing from other sources depends on many factors beyond the control of the Company, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the Company's common stock. The consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

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

	For the three months ended March 31,		For the six months ended March 31,
	2006	2005	2006	2005
Net income as reported	$1,646,789	$251,705	$1,587,387	$83,415
Add: stock-based employee compensation included in reported net loss	-	-	-	-
Less: total stock-based employee compensation expense determined under the fair value based method for all awards	(7,295)	(8,554)	(14,590)	(17,108)
Pro forma net income	$1,639,494	$243,151	$1,572,797	$66,307

Earnings per share:
Basic - as reported	$0.13	$0.02	$0.13	$0.01
Diluted - as reported	$0.13	$0.01	$0.13	$0.01
Basic - pro forma	$0.13	$0.02	$0.13	$0.01
Diluted - pro forma	$0.13	$0.01	$0.13	$0.01

NOTES PAYABLE - RELATED PARTIES

In December 2005, Clive Russell made a short-term loan to the Company in the amount of $20,000, to be used for operating expenses. In February 2006, Clive Russell made an additional short-term loan to the Company in the amount of $20,000 to be used for operating expenses. The loans bear interest at 8% per annum and mature in June 2006.

In December 2004, Geoffrey Dart, Clive Russell and Paul Barham made short term loans to the Company in the amounts of £5,000, $9,000 and $9,000 respectively, to be used for payments to current creditors of the Company. The loans bore interest at 5%. All three loans were repaid by April 30, 2005.

DISCONTINUED OPERATIONS

On March 31, 2005, the Company completed the sale of one of its subsidiaries, HHE, to Red Leopard Holdings ("RLH"). In addition to cash consideration, the Company received 30,769,230 shares of the common stock of RLH. The gain related to the shares received was deferred until March 31, 2006, when such shares became tradable. Accordingly, the value of the shares received from RLH, $1,605,969, has been recognized as a gain on sale of discontinued operations on the statement of operations and the same value recorded as marketable securities on the balance sheet. The subsidiary's operations have been accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the subsidiary's results of operations and cash flows have been reflected separately from the Company's consolidated results of continuing operations and cash flows for all periods presented in the accompanying financial statements.

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

  1. OPERATIONS

A. Revenues

  Revenues for the quarter ended March 31, 2006 were $1,342,408, an increase of $49,806 over the same quarter of the prior year. Revenues for the six months ended March 31, 2006 were $2,629,792, an increase of $114,387 over the same period of the prior year. Fee revenues for the three month period ending March 31, 2006 from California hotels showed a 60% improvement over the same quarter in the prior year because of improvements in the hotel market in the Silicon Valley and better operating results achieved.

  The executives of the Company continue to search for additional management contracts and potential acquisitions of hotels. The improving results of the hospitality industry are creating needs for professional management companies that can either provide management services or have funds to invest in the hotels that they manage. The Company has the management skill to manage a variety of hotels, but lacks the funds to make such investments.

  B. Expenses

  Expenses were $1,299,896 for the quarter ended March 31, 2006, a decrease of $167,445 from 2005, because of reduced payroll costs, reduced consulting costs and the collection of an account receivable previously written off. Expenses were $2,646,634 for the six months ended March 31, 2006, a decrease of $132,291 from 2005, generally because of the aforementioned reduced costs of the quarter and reduced general and administrative expenses.

C. Discontinued operations

  On March 31, 2005, the Company completed the sale of one of its subsidiaries, Harrell Hotels Europe, Ltd. ("HHE"), to Red Leopard Holdings ("RLH") for cash and shares of RLH. The gain related to the shares received was deferred until such shares were tradable. Accordingly, on March 31, 2006, the 30,769,230 shares received from RLH as purchase consideration, valued at 3 pence sterling per share on that date and using an exchange rate of $1.7398 to £1.00, for a total amount of $1,605,969, has been recognized as a gain on sale of discontinued operations on the statement of operations and the same value recorded as marketable securities on the balance sheet. The subsidiary's operations have been accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the subsidiary's results of operations and cash flows have been reflected separately from the Company's consolidated results of continuing operations and cash flows for all periods presented in the accompanying financial statements.

2. BUSINESS DEVELOPMENT

  Since March 31, 2005, the Company has provided consultancy services to RLH under the terms of the HHE Sale Agreement in regard to the Marriott Courtyard Development program in the UK. During the quarter ended March 31, 2006, RLH/HHE advanced the development of a project known as North Brentford Quarter, in the design and potential costs of the project. TRI, a UK based market feasibility firm, conducted its feasibility of the project and the market in which it sits, and issued a supportive report. The master plan developer, Barratts, continued to advance the planning permission process, with final permission now expected in June 2006. In the meantime RLH/HHE is consulting with the architects, project managers, and administrators of Marriott International on the final UK specifications for the Courtyard product.

  RLH/HHE, with support from the Company, are also pursuing additional sites in the UK, with the anticipation that one or two more will be secured in the short term.

3. LIQUIDITY AND CAPITAL RESOURCES

  The cash proceeds from the sale of HHE were used to pay off the Company's existing liabilities and for ongoing working capital. The Company anticipates that a portion of the RLH shares could be sold to provide operating capital and liquidity for the Company if necessary. However, the RLH stock is relatively thinly traded, and sales of significant numbers of shares may be difficult or cause the price to be significantly depressed.

  At present the Company has short-term borrowings of $40,000 from Clive Russell, a director of the Company. These loans are due in June 2006.

  At the time of filing this report, the two hotels that the Company operates are generating insufficient cash to meet the Company's monthly operating and development expenses because (i) the relative softness of the United States hotel industry, and (ii) the Biltmore Hotel in particular has been negatively impacted by the downturn in the Silicon Valley economy.

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

While the 1940 Act was meant to regulate mutual fund companies, it was not intended to regulate "true" operating companies which have minor investments in the securities of other companies. There are several tests under the 1940 Act to determine whether a company will be classified as an investment company. One test is whether a company holds itself out to the public as being primarily engaged in the business of trading or investing in securities. Another test is whether the company owns investment securities that have a value of more than 40% of the company's total assets. Because of this numeric test, the 40% threshold can have the effect of a company becoming an inadvertent investment company by virtue of its securities holdings if there is a sudden increase in the value of its holdings or if the other assets are not sufficient.

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

As discussed above under Item 2, the Company sold one its subsidiaries, and as a result, received 30,769,230 shares of Red Leopard Holdings, plc ("RLH") as part of the consideration. On March 31, 2006 the gain relating to these shares was recognized, and the shares are now carried as an asset of the Company. Based on a price of 3 pence sterling per share at March 31, 2006 and using an exchange rate of $1.7398 to £1.00, the RLH stock would have a value of $1,605,969. While the Company believes it is not an investment company because the Company is primarily an operating company engaged in the hotel management and hotel acquisition business, the recognition of this gain causes the value of the RLH stock to exceed 40% of the total assets of the Company. In view of this, the Board of Directors plans to avail itself of the exemption provided in Rule 3a-2 for transient investment companies.

Within the next twelve months the Company plans to try to acquire additional hotel assets. However, if the Company is not successful in acquiring these assets, the value of the Company's investment securities may still exceed 40% of the Company's total assets. In that event, the Company may still have the opportunity to apply to the SEC for an exemption. There can be no assurance that the SEC would grant an exemption, and in the event of a denial, the Company might be required to divest itself of the investment securities. Although the Company may liquidate amounts of RLH stock in any event, such an abrupt divestiture required by the SEC could have a material adverse affect on the Company in that a forced bulk sale of the securities might result in a significant loss of value to the Company. As the restrictions on registered investment companies would considerably alter the current activities and business purposes of the Company, the Company has no plans at this time to register as an investment company.

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