Form 10QSB
period 2006-06-30
HARRELL HOSPITALITY GROUP INC
filed 2006-08-17
CIK 45694

August 15, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No: 0-2661

Harrell Hospitality Group, Inc. .

(Exact name of small business issuer as specified in its charter)

Delaware 13_1946181 (State of jurisdiction of incorporation) (IRS Employer identification No.)

P.O. Box 260328, Plano, Texas 75026

(Address of principal executive offices)

(972) 380-0273

(Issuer's telephone number)

16475 North Dallas Parkway, Suite 410, Addison, Texas 75001

(Issuer's former address if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2006, the issuer had outstanding 12,564,907 shares of Class A common stock, $.002 par value per share.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

HARRELL HOSPITALITY GROUP, INC. and SUBSIDIARIES

INDEX

    Part I - FINANCIAL INFORMATION4
    Item 1 FINANCIAL STATEMENTS4
    CONSOLIDATED BALANCE SHEETS4
    CONSOLIDATED STATEMENTS OF OPERATIONS 5
    CONSOLIDATED STATEMENTS OF CASH FLOWS 7
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS9
    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.12

Item 3. CONTROLS AND PROCEDURES. 13

    Part II. OTHER INFORMATION14
    SIGNATURES17

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2006 (Unaudited)	September 30, 2005 (Audited)
Current assets:
Cash and cash equivalents	$47,874	$47,975
Accounts receivable	83,624	59,788
Marketable securities	978,448	602
Other assets	338	-
Total current assets	1,110,284	108,365
Property & equipment, net	1,362	2,135
Deposits	1,848	1,848
Total assets	$1,113,494	$112,348

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable - related parties	$40,000	$-
Accounts payable and accrued liabilities	124,770	105,250
Accrued liabilities - related parties	292,585	273,548
Total current liabilities	457,355	378,798

Stockholders' equity (deficit):
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331
Common stock:
Class A $.002 par value, 100,000,000 shares authorized, 12,564,907 outstanding	25,130	25,130
Additional paid-in capital	4,023,267	4,023,267
Accumulated deficit	(3,007,466)	(4,558,178)
Accumulated other comprehensive loss	(628,123)	-
Total stockholders' equity (deficit)	656,139	(266,450)
Total liabilities & stockholders' equity (deficit)	$1,113,494	$112,348

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2006	2005	2006	2005
Revenues:
Hotel human capital reimbursements	$1,357,927	$1,202,114	$3,851,806	$3,630,332
Management fees	100,923	57,997	236,836	145,185
Total revenues	1,458,850	1,260,111	4,088,642	3,775,517

Expenses:
Employee compensation related expenses	1,456,876	1,280,963	4,088,330	3,862,305
Collection of bad debt	-	-	(37,937)	-
General and administrative	38,015	50,324	91,130	247,853
Total expenses	1,494,891	1,331,287	4,141,523	4,110,158

Operating loss	(36,041)	(71,176)	(52,881)	(334,641)

Other income (expense):
Interest expense	(802)	-	(1,495)	(1,073)
Other income (expense)	166	300	(881)	9,995
Total other income (expense)	(636)	300	(2,376)	8,922

Net loss from continuing operations	(36,677)	(70,876)	(55,257)	(325,719)

Discontinued operations:
Loss from discontinued operations	-	-	-	(131,436)
Gain on sale of discontinued operations	-	-	1,605,969	469,695
Income from discontinued operations	-	-	1,605,969	338,259
Net income (loss)	$(36,677)	$(70,876)	$1,550,712	$12,540

Basic and diluted earnings (loss) per common share
Continuing operations	$0.00	$(0.01)	$0.00	$(0.03)
Discontinued operations	0.00	0.00	0.12	0.03
Net income (loss) - basic	$0.00	$(0.01)	$0.12	$0.00
Net income (loss) - diluted	$0.00	$(0.01)	$0.12	$0.00

Weighted average number of common shares outstanding:
- basic	12,564,907	12,564,907	12,564,907	12,898,242
- diluted	12,564,907	12,564,907	12,564,907	18,547,366

Comprehensive loss for the three months ended June 30, 2006 and 2005 was ($664,800) and ($70,876), respectively. Comprehensive income for the nine months ended June 30, 2006 and 2005 was $922,589 and $4,702, respectively. This includes the change in available-for-sale marketable securities, foreign currency translation gain (loss) and net income (loss).

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended June 30,

	2006	2005
Operating activities:
Net loss from continuing operations	$(55,257)	$(325,719)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	773	1,655
Common stock issued or to be issued and deferred stock compensation for services and interest	-	250,725
Gain on settlement of accrued liabilities to related parties	-	(160,350)
Changes in assets and liabilities:
Accounts receivable	(23,836)	(71,299)
Other assets	(338)	10,264
Deposits	-	(1,848)
Accounts payable and accrued liabilities	19,520	9,016
Accrued liabilities - related parties	19,037	211,612
Net cash used in operating activities	(40,101)	(75,944)

Investing activities
Purchase of property and equipment	-	(1,848)
Net proceeds from sale of discontinued operations	-	298,000
Net cash provided by investing activities	-	296,152

Financing activities:
Proceeds from notes payable - related parties	40,000	27,500
Payments of notes payable - related parties	-	(27,500)
Repurchase of stock from former director	-	(42,000)
Net cash provided by (used in) financing activities	40,000	(42,000)

Discontinued operations:
Operating activities	-	(153,017)

Net increase (decrease) in cash and cash equivalents	(101)	25,191

Cash and cash equivalents at beginning of period	47,975	20,629
Cash and cash equivalents at end of period	$47,874	$45,820

Supplemental Cash Flow Information:
Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes	$3,224	$-

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2005, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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

The time required for the Company to become profitable is highly uncertain, and we cannot be assured that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures and working capital needs and continue to incur the costs of being a fully reporting public company. At present the Company has two short-term borrowings each of $20,000 from a related party, and if additional working capital is needed and must be borrowed, the ability to obtain additional financing from other sources depends on many factors beyond the control of the Company, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the Company's common stock. The consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

However, the Company believes that its existing cash, the improving US economy, continued UK activity through consulting opportunities with HHE, possible negotiated private sales of the Company's Class A common stock, possible sales of its marketable securities, together with anticipated cash flows from operations and possible borrowings, if necessary, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund operating losses.

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

	For the three months ended June 30,		For the nine months ended June 30,
	2006	2005	2006	2005
Net income (loss) as reported	$(36,677)	$(70,876)	$1,550,712	$12,540
Add: stock-based employee compensation included in reported net income (loss)	-	-	-	250,725
Less: total stock-based employee compensation expense determined under the fair value based method for all awards	(7,295)	(16,439)	(14,590)	(300,042)
Pro forma net income (loss)	$(43,972)	$(87,315)	$1,536,122	$(36,777)

Earnings (loss) per share:
Basic - as reported	$0.00	$(0.01)	$0.12	$0.00
Diluted - as reported	$0.00	$(0.01)	$0.12	$0.00
Basic - pro forma	$0.00	$(0.01)	$0.12	$0.00
Diluted - pro forma	$0.00	$(0.01)	$0.12	$0.00

NOTES PAYABLE - RELATED PARTIES

In December 2005, Clive Russell made a short-term loan to the Company in the amount of $20,000, to be used for operating expenses. In February 2006, Clive Russell made an additional short-term loan to the Company in the amount of $20,000 to be used for operating expenses. The loans bear interest at 8% per annum and mature in September 2006.

In December 2004, Geoffrey Dart, Clive Russell and Paul Barham made short-term loans to the Company in the amounts of £5,000, $9,000 and $9,000 respectively, to be used for payments to current creditors of the Company. The loans bore interest at 5%. All three loans were repaid by April 30, 2005.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

  1. OPERATIONS

A. Revenues

  Revenues for the quarter ended June 30, 2006 were $1,458,850, an increase of $198,739 over the same quarter of the prior year. Revenues for the nine months ended June 30, 2006 were $4,088,642, an increase of $313,125 over the same period of the prior year. Fee revenues for the three month period ending June 30, 2006 from California hotels showed a 119% improvement over the same quarter in the prior year because of improvements in the hotel market in the Silicon Valley and better operating results achieved.

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

  B. Expenses

  Expenses were $1,494,891 for the quarter ended June 30, 2006, an increase of $163,604 from 2005, because of higher levels of business and resulting increased payroll costs. Expenses were $4,141,523 for the nine months ended June 30, 2006, an increase of $31,365 from 2005, generally because of the aforementioned increased payroll costs of the quarter.

C. Discontinued operations

On March 31, 2005, the Company completed the sale of one of its subsidiaries, Harrell Hotels Europe, Ltd. ("HHE"), to Red Leopard Holdings ("RLH") for cash and shares of RLH. The gain related to the shares received was deferred until such shares were tradable. Accordingly, on March 31, 2006, the 30,769,230 shares received from RLH as purchase consideration, valued at 3 pence sterling per share on that date and using an exchange rate of $1.7398 to £1.00, for a total amount of $1,605,969, has been recognized as a gain on sale of discontinued operations on the statement of operations and the same value recorded as marketable securities on the balance sheet. As of June 30, 2006, the 30,769,230 shares are valued at 1.75 pence sterling per share using an exchange rate of $1.816 for a total amount of $977,846. The subsidiary's operations have been accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the subsidiary's results of operations and cash flows have been reflected separately from the Company's consolidated results of continuing operations and cash flows for all periods presented in the accompanying financial statements.

2. BUSINESS DEVELOPMENT

Since March 31, 2005, the Company has provided consultancy services to RLH under the terms of the HHE Sale Agreement in regard to the Marriott Courtyard Development program in the UK. During the quarter ended June 30, 2006, RLH/HHE advanced the development of a project known as North Brentford Quarter in the design and potential costs of the project. Since the end of the quarter but prior to filing this report, the North Brentford Quarter project has become doubtful because the developer did not reach agreement with the RLH/HHE and its joint venture partners as to construction guarantees.

RLH/HHE, with support from the Company, is also continuing to pursue additional sites in the UK.

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

At present the Company has short-term borrowings of $40,000 from Clive Russell, a director of the Company. These loans are due in September 2006.

At the time of filing this report, the two hotels that the Company operates are generating insufficient cash to meet the Company's monthly operating and development expenses but the management fee income from the two California hotels continues to improve as the Silicon Valley economy in particular continues to improve.

However, the Company believes that its existing cash, the improving US economy, continued UK activity through consulting opportunities with HHE, negotiated private sales of the Company's Class A common stock, possible sales of marketable securities or other assets of the Company, together with anticipated cash flows from operations and further borrowings, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund losses.

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

NONE

Item 3. Defaults Upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information

Company Offices

During the quarter, with the consent of its landlord, the Company terminated its lease, vacated its leased offices in Addison, Texas and returned control of the premises to the landlord. Executive management continues efforts on behalf of the Company from offices at their respective residences or at the site of the managed hotels. The Company has leased storage space for furniture and archived books and records. The Company's telephone number continues to be available for voicemail. The mailing address of the Company is P.O. Box 260328, Plano, Texas 75026.

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

As discussed above under Part I, Item 2, the Company sold one its subsidiaries, and as a result, received 30,769,230 shares of Red Leopard Holdings, plc ("RLH") as part of the consideration. On March 31, 2006 the gain relating to these shares was recognized, and the shares are now carried as an asset of the Company. Based on a price of 1.75 pence sterling per share at June 30, 2006 and using an exchange rate of $1.816 to £1.00, the RLH stock would have a value of $977,846. While the Company believes it is not an investment company because the Company is primarily an operating company engaged in the hotel management and hotel acquisition business, the recognition of this gain causes the value of the RLH stock to exceed 40% of the total assets of the Company. In view of this, the Board of Directors plans to avail itself of the exemption provided in Rule 3a-2 for transient investment companies.

By March 31, 2007, the Company plans either to try to divest the RLH stock or acquire additional hotel assets. However, if the Company is not successful in these endeavors, the value of the Company's investment securities may still exceed 40% of the Company's total assets. In that event, the Company may still have the opportunity to apply to the SEC for an exemption. However, there can be no assurance that the SEC would grant an exemption, and in the event of a denial, the Company might be required to divest itself of the investment securities promptly. Although the Company may liquidate amounts of RLH stock in any event, such an abrupt divestiture required by the SEC could have a material adverse affect on the Company in that a forced bulk sale of the securities might result in a significant loss of value to the Company. As the restrictions and regulations on registered investment companies would considerably alter the current activities and business purposes of the Company, the Company has no plans at this time to register as an investment company.

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