Form 10KSB
period 2006-09-30
HARRELL HOSPITALITY GROUP INC
filed 2007-01-12
CIK 45694

HARRELL HOSPITALITY GROUP, INC.

P.O. Box 260328, Plano, Texas 75026

Form 10-KSB

For the fiscal year ended:

September 30, 2006

Submitted to

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.

Commission File No. 0-2661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB.

[X] ANNUAL REPORT UNDER TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 0-2661

HARRELL HOSPITALITY GROUP, INC.

(Name of small business issuer in its charter)

Delaware 13-1946181

(State of Incorporation) (I.R.S. Employer Id. No.)

P.O. Box 260328, Plano, Texas 75026

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (214) 699-0210

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

(1) YES X NO

(2) YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES X NO

State issuer's revenues, prior to the sale of its subsidiaries, for its most recent fiscal year: $5,745,154

The aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of December 28, 2006, the last available quotation date: Approximately $4,214,760.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. The number of shares of the registrant's Class A, $.002 par value Common Stock outstanding as of December 28, 2006 was 14,049,210.

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

History of the Company

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

In 1992 the Company acquired Hotel Management Group, Inc., a Texas corporation ("HMG"). The principals of HMG, Paul L. Barham and Norman L. Marks, had significant experience in hotel operations and management, and the business of the Company changed to hotel acquisition and management. In 2000, the Company changed its name to Harrell Hospitality Group, Inc. ("HHG") to reflect the focus of the Company on hotel related services and business.

Through members of the Board, the Company had established contacts with companies in the United Kingdom ("UK"), and thus the Company began to seek hotel acquisition opportunities, hotel management opportunities, and capital from the United Kingdom, opening an office in London, England in November 1999. Ultimately, however, these efforts did not result in the acquisition of hotels in the UK or management contracts in the UK. Therefore, on March 31, 2005, the Company sold its wholly-owned subsidiary based in the UK, Harrell Hotels (Europe) Ltd. ("HHE"), to Red Leopard Holdings PLC ("RLH"). Under the terms of the sale, however, the Company continued providing consulting services to RLH.

For several years the Company has been trying to expand the hotel management business, primarily through acquisition of part ownership in hotel properties. The small size and lack of financial resources have made such acquisitions difficult, and despite attempts to join with equity partners and financing partners in the acquisition and development of hotels, the Company has been unsuccessful in establishing additional long term management contracts or ownership of hotels. The Company has continued, through HMG, to manage two hotels in California, the Biltmore Hotel and Suites in Santa Clara, California and the Santa Ynez Valley Marriott. The high costs of remaining a public company, both in terms of cash expenses and drain on manpower, combined with the inability to acquire additional management contracts and the limited revenues of these two existing contracts raised doubt whether the Company would be able to remain a going concern. The Company has been unable to, either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) borrow through bank financing to support working capital requirements. In view of this, the board of directors determined that it would be in the stockholders' best interests to seek investment into the Company through a private placement with an investor.

Thus, in the fall of 2005, negotiations began with Consensus Business Group, Ltd. ("Consensus") a multi-faceted property and technology company based in London, England. Consensus was interested in exploring opportunities in the shared ownership sector (timeshare, condominiums and private residence clubs) of the hospitality industry. During the fall of 2005 and spring and early summer of 2006, negotiations continued with Consensus, but in early June 2006 the negotiations ended as Consensus decided not to pursue the sector.

The Board then sought another investor who would invest in the Company and support it in its existing hospitality business. However, the Board, in discussions with potential investors, only found those that were interested in taking the Company in a different direction, away from the hospitality business. One such investor group, Global Trek Property Holdings, L.P., and Square Rock, Ltd., made it clear that in order for the Company to be attractive to them, the Company must divest itself of its hospitality assets, eliminate the outstanding stock options and pay off or provide for all of the liabilities. The Board received similar comments from other potential investors in informal discussions.

Summary of Recent Events

Letter of Intent

In late June 2006, the Company entered into a Letter of Intent with Global Trek Property Holdings, L.P. ("Global Trek") and Square Rock, Ltd. ("Square Rock") (together, the "New Investors") for them to inject capital into the Company to fund new operations in exchange for ninety percent (90%) of the common stock of the Company. The Letter of Intent conditioned closing on, among other things (i) elimination of our outstanding stock options, (ii) divestiture of the RLH stock that the Company owned, (iii) divestiture of the hospitality assets, (iv) payment of existing liabilities, and (v) reduction of the number of outstanding shares through a reverse stock split.

Cancellation of All Outstanding Options

On September 6, 2006, the Company issued 148,610 shares of its $0.002 par value Class A Common Stock. As consideration for the issuance of the stock, the Company received cash in the amount of $2,972.21 plus the agreements from existing option holders to cancel outstanding options to purchase approximately 1,486,104 shares of Class A Common Stock. All outstanding options to purchase shares of Class A Common were cancelled on that date. (Figures for shares and options calculated on a post- reverse split basis; see discussion below).

Divestiture of the Company's Hospitality Assets

On August 28, 2006, the Company entered into an agreement to sell HMG and all ancillary hospitality assets to a purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd. (collectively, the "Buying Group"). At the time, Paul Barham was a director and chief executive officer of the Company, Clive Russell was a director, Geoffrey Dart was a former director, and Apsley Estates, Ltd. was a consultant to the Company and is affiliated with Geoffrey Dart. On September 29, 2006, the sale of HMG and the ancillary hospitality assets to the Buying Group was completed.

The consideration given by the Buying Group totaled $629,548, and was comprised of a promissory note in the amount of $250,000, plus cancellation of payables owed by the Company to the Buying Group of approximately $341,010, plus assumption by the Buying Group of outstanding employee liabilities of the Company of approximately $38,538. Due to a lack of financial resources, the Company did not obtain a fairness opinion, but the board of the Company did obtain a valuation of the hospitality assets from an independent business valuation firm, Katzen & Marshall. The appraisal valued HMG at $215,000.

Part of the agreement with the Buying Group was that the Buying Group could continue to use the Harrell name in the management of hotels, and the Company has agreed to change its corporate name.

Divestiture of the Company's Holdings in Red Leopard Holdings, plc ("RLH")

In order to raise working capital, on September 28, 2006, the Company sold 9,881,664 shares of RLH stock that the Company owned. The stock was sold in a privately negotiated transaction to Lloyds Nominees, c/o Primeway S.A., 7 Rue du Rhone, Geneva, Switzerland for total consideration of US$45,000. The buyer has no affiliation with the Company, its officers, directors or affiliates.

On October 16, 2006 the Board declared a dividend of all of the remaining shares of RLH that the Company owned. Therefore, each shareholder of the Company received, as a dividend, RLH stock certificates , which, together, represented a number of RLH shares equal to approximately 3.3 times the number of Company common shares that they owned on September 25, 2006.

Reverse Split of the Company Common Stock

As of October 19, 2006, the Company effected a 1 for 10 reverse split of its Class A Common stock. The reverse stock split reduced the number of shares of Common Stock of the Company outstanding on that date by tenfold, and affected all shareholders uniformly. It did not affect any shareholder's percentage in the Company, except to the extent that the reverse stock split resulted in the computation of a fractional share. Shareholders holding fractional shares are entitled to cash payment in lieu of such fractional share. Such cash payment eliminated shareholders holding fewer than 10 shares prior to the effective date of the reverse split. All Common Stock figures and share-related amounts have been adjusted in this filing to reflect the reverse split throughout this form 10-KSB.

Dividend of the Company's B Preferred, Series 2 Shares

On October 31, 2006, the Board declared a dividend to the shareholders of the Company's Common Stock, payable in shares of a new series of the Company's B preferred stock. For each share of Common Stock that was owned as of October 30, 2006, each shareholder has been issued one share of the Company's Class B Redeemable Preferred Stock Series 2 ("Series 2 Preferred"). These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders of the Company received from a promissory note in the amount of £421,874 (approximately US$790,000 at September 30, 2006) made by RLH that the Company holds.

Sale of Additional Common Stock to New Investors

On September 29, 2006, the Company entered into a Stock Acquisition Agreement (the "Agreement") to issue shares of the Company's $0.002 par value Class A Common Stock ("Common Stock") to the New Investors. The sale of stock contemplated by the Agreement was closed on November 2, 2006. Square Rock Ltd. Pension Plan was issued 6,322,145 shares of Common Stock, and Global Trek was issued 6,322,145 shares of Common Stock in exchange for the aggregate consideration of (a) $250,000 cash plus (b) capital commitments upon demand of the board of directors of an additional $250,000, plus (c) best efforts to contribute to the Company certain revenue producing contracts controlled by the New Investors. The Company issued these securities in a private transaction in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933.

Change of Control and New Management

On November 2, 2006, the New Investors acquired control of the Common Stock of the Company. Together, the New Investors now own 90% of the 14,049,210 shares of Common Stock now issued and outstanding, through the transaction described above. 45% of the Common Stock is owned by Square Rock Ltd. Pension Plan and 45% of the Common Stock is owned by Global Trek. The New Investors did not borrow funds to purchase the shares and used their own cash for the purchase. Although there was no prior formal agreement, the existing officers and directors of the Company immediately turned control of the board of directors over to the New Investors.

Upon closing the transaction on November 2, 2006, the board of directors of the Company called a special board meeting to welcome the New Investors and turn control of the Company to them. Accordingly, directors Jonathan Tripp, Paul L. Barham and Clive Russell resigned from the board and appointed Daniel M. Cofall and Anthony J. Renteria to the board of directors of the Company. None of the resignations were as a result of a disagreement with the Company or a refusal to stand for re-election. Paul L. Barham also resigned as Chief Executive Officer and Chief Financial Officer, and Jonathan Tripp also resigned as Vice President and Controller.

The new board of directors called a special meeting of directors on November 2, 2006, and Anthony J. Renteria was appointed President and Chief Executive Officer of the Company. Daniel Cofall was appointed Executive Vice President and Chief Financial Officer of the Company. One board of director position remains unfilled at this time. The new board anticipates changing the general direction of the business of the Company into financial receivables management and debt collection. These types of services are expected to be rendered for credit issuers or other holders of debt portfolios. The Company plans to be actively reviewing acquisition opportunities in these areas as well as beginning to build its own infrastructure.

Anthony J. Renteria is President and Chief Executive Officer of Global Trek, a partnership he founded in 2004 to provide debt management consulting services to U.S.-based debt buyers. In addition, he has been Executive Vice President and Chief Operating Officer for Forward Properties International, Inc. ("FPII"), a buyer and seller of portfolios of charged-off indebtedness. Mr. Renteria has been responsible for all North American acquisitions for FPII and oversaw the company's day to day operations. Mr. Renteria joined FPII in 2004 after spending nearly eleven years within the recovery and loss mitigation departments of the credit card banking industry. From 2001 to 2004 Mr. Renteria was Recovery Manager for HSBC Bank (formerly known as Household Bank). Mr. Renteria holds no director positions with other public companies. Effective January 1, 2007, Mr. Renteria will be resigning his position at FPII and spending his full efforts on the business of the Company.

Daniel M. Cofall is the managing director of Square Rock, a company he founded in 2004 to provide financial advisory services to U.S.-based debt buyers. In addition, Mr. Cofall has been the Executive Vice President and Chief Financial Officer for FPII. In that capacity, Mr. Cofall has been responsible for the administration, finance, and operations for all FPII's activities in North America. Mr. Cofall joined FPII in 2004. From 2001 to 2004, Mr. Cofall served as a partner in Opes Partners, a private Dallas-based financial advisory firm. Mr. Cofall holds no director positions with other public companies. Effective January 1, 2007, Mr. Cofall will be resigning his position at FPII and spending his full efforts on the business of the Company.

Neither Mr. Cofall nor Mr. Renteria has had, during the last two years, a direct or indirect material interest in any transaction involving the Company or proposed transaction involving the Company. There are no family relationships among the directors or officers of the Company.

Name Change

On or about January 5, 2007, the name of the Company will be changing to NorAm Capital Holdings, Inc. The name change will help distinguish the business from its previous course of business in the hospitality industry.

(B) Business of the Issuer:

For the fiscal year ended September 30, 2006, the period covered by this Annual Report, the business of the Company was hotel management and the hospitality industry generally. Upon the sale of the hospitality assets, discussed above, that closed on September 29, 2006, the Company no longer had any significant operating assets. The following discussion regarding hotel management and hotel subsidiaries therefore reflects the business of the Company of the past year, but will not be relevant for the Company's prospects in the coming year.

HOTEL MANAGEMENT

For the fiscal year ended September 30, 2006, the primary focus of the Company was on hotel management and investment in hotels. A very high percentage of the Company's revenue was derived from management contracts to manage two hotels in California. The Company actively sought additional management contracts with other hotels. The Company has managed nationally recognized franchises, including Sheraton, Holiday Inn, and Ramada, and was approved as one of a small group of independent management companies accepted by Marriott as a franchise for its full service hotels. The Company has also been approved by Hilton Hotels to operate its Hilton Garden Inn hotel brand.

The hotel management business is highly competitive, and the Company's market share in the total industry was insignificant. The Company competed with larger corporations which have greater financial resources. Executives of the Company have spent considerable time and effort towards the development of new hotels, the acquisition of management contracts of existing hotels, investment in hotels to be managed by the Company and the securing of equity and debt for these activities.

HOTEL MANAGEMENT SUBSIDIARIES

A. Hotel Management Group, Inc. ("HMG")

Harrell Hospitality Group - California, Inc.("HHG California")

Effective January 1, 1994, Hotel Management Group, Inc. formed a wholly owned subsidiary, Hotel Management Group - California, Inc., now known as Harrell Hospitality Group - California, Inc. ("HHG California") to hold the management contract for the operations of the Biltmore Hotel and Suites in Santa Clara, California. The Biltmore Hotel is a 262 room full service hotel with 8,000 square feet of meeting space. HHG California's management contract is a two-year renewable contract that began in January 1992. HHG California received a management fee equal to ten percent (10%) of the hotel's net income pre debt, after a 3% reserve for furniture, fixtures and equipment.

In May 1995, HHG California entered into a management contract of the Santa Ynez Valley Marriott, formerly known as the Rancho Santa Barbara Marriott. The Marriott is a 149 room full service hotel with 8,000 square feet of meeting space and health and spa facilities. HHG California's management contract is a two-year renewable contract that began in June 1995. HHG California received a management fee equal to ten percent (10%) of the hotel's net income pre-debt, after a 3% reserve for furniture, fixtures and equipment.

Revenues of HHG California for the year ended September 30, 2006 amounted to approximately $5,745,154 constituting approximately 100% of the Company's total revenue.

B. Harrell Hotels (Europe) Ltd.

  In anticipation of potential hotel acquisitions in the United Kingdom ("UK"), HHG formed a UK subsidiary named Red Lion Hotels and Suites Limited. In 2003 the name was changed to Harrell Hotels (Europe) Ltd. ("HHE"). In March 2005, the Company sold HHE to RLH, a company now listed on the London AIM stock exchange in the UK, for the sales price of £461,840 (approximately $868,000) in cash, and up to 56,250,000 shares of stock in RLH. At closing in March 2005, in addition to cash the Company received 30,769,230 shares of RLH valued at £1,000,000 (approximately $1,879,000 as of March 31, 2005). The additional 25,480,770 shares, up to the total of 56,250,000 shares, were contingent upon certain accomplishments in an on-going relationship with RLH. The Company fulfilled the criteria and the additional 25,480,770 shares of RLH were issued to the Company on September 25, 2006. In addition, under the terms of the agreement with RLH, RLH issued to the Company a promissory note payable in the principal amount of £421,874 (approximately $790,000 at September 30,2006) (the "RLH Note"). The RLH Note bears interest at the rate of three percent (3%) annually, and matures March 31, 2015. RLH has the right to convert the principal of the RLH Note into RLH common stock at its option at any time, at a rate equal to the prevailing market price for the RLH common stock at the date of conversion.

Since the sale of HHE, the Company has been providing consulting services on a fee basis to RLH to assist it in hotel development in the UK. With the sale of HMG and the hospitality assets to the Buying Group, however, these consulting services have ceased and no revenue is expected in the future from services rendered to RLH.

Number of Employees

At September 28, 2006, the Company had 274 employees of which 167 were full-time and 74 were part-time. Following the sale of HMG to the Buying Group, at September 30, 2006, the Company had no employees.

Item 2. Description of Property

(A) Principal Offices

The Company had its administrative and executive offices in leased commercial office space located at 16475 North Dallas Parkway, Suite 410, Addison, Texas. However, in March 2006, by mutual agreement the Company and the landlord terminated the lease, and since that time the Company's staff has used home offices and a post office box. At the date of filing this Annual Report, new management of the Company is negotiating with prospective landlords for executive office space.

(B) Investment Policies

The Company did not invest in hotel properties, despite a number of attempts to locate and acquire suitable hotel investments. New management is currently developing the investment policies for the Company for the coming year.

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

As a result of the sale of HHE, the Company received 56,250,000 shares of RLH stock. While the Company believes it was not an investment company because the Company was primarily an operating company engaged in the hotel management and hotel acquisition business, the recognition of this gain caused the value of the RLH stock to exceed 40% of the total assets of the Company. In view of this, the Board of Directors availed itself of the exemption provided in Rule 3a-2 for transient investment companies.

In order to avoid problems with the 1940 Act, the Board sought to have the Company divest itself of all of the RLH stock. In order to raise working capital, on September 28, 2006, the Company sold 9,881,664 shares of RLH stock. The stock was sold in a privately negotiated transaction to Lloyds Nominees, c/o Primeway S.A., 7 Rue du Rhone, Geneva, Switzerland for total consideration of US$45,000. The buyer has no affiliation with the Company, its officers, directors or affiliates. On October 16, 2006 our Board declared a dividend of all of the remaining shares of RLH that the Company owns. Therefore, each shareholder of the Company received, as a dividend, RLH stock certificates , which, together, represented a number of RLH shares equal to approximately 3.3 times the number of Company common shares that they owned on September 25, 2006. This dividend of the RLH stock to the shareholders of the Company completed the divestiture of the RLH stock, and the Company no longer owns any RLH shares.

Item 3. Legal Proceedings

There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Company during the period ended September 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

The affirmative vote of the holders of a majority of the outstanding voting stock was required to approve the sale of the HMG shares under Delaware law. This vote was obtained by the holders of a majority of the outstanding voting stock through written consent effective August 25, 2006. On that date, the Company had 12,564,909 shares of voting common stock outstanding, and the holders of 6,389,235 (50.8%) had delivered their written consent to sell HMG and the hospitality assets to the Buying Group for a total consideration of $629,548.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(A) Market Investments

During the fourth quarter of Fiscal 2000, the Company's Common Stock commenced trading on the NASD Over-the-Counter Bulletin Board (the "Bulletin Board") under the symbol "HLTLA." The trading symbol has been changed to "HLHGA" in connection with the reverse split that occurred on September 29, 2006. There was no material market for the Company stock from 1991 until this time. The following table shows the range of closing bid prices for the Company's Common Stock in the over-the- counter market for the fiscal quarters indicated, as reported by the Bulletin Board. The quotations represent limited or sporadic trading and, therefore, do not constitute an "established public trading market". The quotations represent inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Fiscal 2006 Bid Prices		Fiscal 2005 Bid Prices
	High	Low	High	Low

First Quarter	$2.17	$2.17	$6.50	$4.00
Second Quarter	$2.17	$1.40	$4.20	$4.00
Third Quarter	$1.39	$0.69	$4.00	$2.50
Fourth Quarter	$4.34	$0.69	$2.50	$2.50

(B) Holders

As of September 30, 2006, there were approximately 1,056 record holders of the Company's Class A Common Stock.

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

(D) Securities Authorized for Issuance Under Equity Compensation Plan

As of September 30, 2006, there were no securities authorized for issuance under equity compensation plans. All outstanding stock options had been cancelled by mutual agreement between the option holders and the Company.

(E) Recent Sales of Unregistered Securities

The following are the sales of securities by the Company within the past three years that have been made without registration under the Securities Act of 1933.

On September 6, 2006, the Company issued 148,610 shares of its $0.002 par value Class A Common Stock. As consideration for the issuance of the stock, the Company received cash in the amount of $2,972.21 plus the agreements from existing option holders to cancel outstanding options to purchase approximately 1,486,104 shares of Class A Common Stock.

On September 29, 2006, the Company entered into a Stock Acquisition Agreement (the "Agreement") to issue shares of the Common Stock to the New Investors. The sale of stock contemplated by the Agreement was closed on November 2, 2006. Square Rock Ltd. Pension Plan was issued 6,322,145 shares of Common Stock, and Global Trek was issued 6,322,145 shares of Common Stock in exchange for the aggregate consideration of (a) $250,000 cash plus (b) capital commitments upon demand of the board of directors of an additional $250,000, plus (c) best efforts to contribute to the Company certain revenue producing contracts controlled by the New Investors.

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

Revenue Recognition

The Company had management contracts with the owners of the hotels it operated. The terms of these contracts varied, usually falling into one of three categories: (1) management fee based on a percentage of the hotel's defined net income (loss); (2) management fee based on a percentage of the hotel's revenues; and, (3) fixed management fee. The revenue from each of these contracts was recognized as management services were rendered in accordance with each contract.

In accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognized amounts billed to hotels for hotel staff salaries at gross amounts as the Company acted as a principal with regards to these matters. The Company recognized in the statement of operations the entire amount billed to clients for gross payroll and related taxes, health insurance, workers' compensation, and unemployment insurance. The related gross payroll and related taxes and costs of health insurance, workers' compensation and unemployment insurance were recorded and expensed at the end of an accounting period.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with Statement of Accounting Standard No. 109 ("SFAS No. 109"), Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Foreign Currency Translation

All assets and liabilities in the balance sheet of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. All revenues and expenses in the statement of operations, of these foreign subsidiaries, are translated at average exchange rates for the year. Translation gains and losses are not included in determining net income (loss) but are shown in accumulated other comprehensive income (loss) within the stockholders' equity section of the consolidated balance sheet. Foreign currency transaction gains and losses are included in determining net income (loss) and were not significant in 2006 or 2005.

Earnings (Loss) Per Common Share

The Company computes earnings per common share in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company's potential dilutive securities are anti- dilutive, the accompanying presentation is only of basic earnings per share.

Stock options for the year ended September 30, 2005 have been excluded from earnings per share due to the stock options being anti-dilutive. All stock options were canceled in August 2006. See Note J.

Stock Options

The Company accounted for employee stock awards in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25, the Company recognized no compensation expense related to employee stock awards when awards were granted with exercise prices equal to or greater than the estimated fair value of the stock on the date of grant. The Company provides the supplemental disclosures required by SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which assumes the recognition of compensation expense based on the fair value of options on the grant date. The Company follows the provisions of SFAS 123, as amended, and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services, for equity instruments granted to non-employees. SFAS 123, as amended, requires the disclosure of pro forma net income (loss) and net income (loss) per share as if the Company applied the fair value method.

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

Marketable Securities

Marketable securities during 2006 consisted of common stocks. SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments to be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re-evaluated at each balance sheet date. The Company's marketable equity securities were classified as available-for- sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income (loss) within the stockholders' equity section of the balance sheet. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices.

RESULTS OF OPERATIONS

A. Revenues

Revenues for the years ended September 30, 2006 and 2005 were primarily produced from the Company's interest in Hotel Management Group. Revenues increased to $5,745,154 prior to the sale of the subsidiaries, for the fiscal year ended September 30, 2006 from $5,099,837 for the fiscal year ended September 30, 2005. The increase in revenues in 2006 over 2005 was a result of higher human capital reimbursements and higher management fees from the hotels that the Company operates in California. All revenues have been included in discontinued operations for 2006 and 2005.

B. Employee Compensation

Employee compensation expense includes salaries for Mr. Barham the executive staff of HHG, as well as the employees in the hotel locations.

C. Expenses

Total operating expenses for the fiscal year ended September 30, 2006 were $5,817,034 before the sale of the subsidiaries, or 101% of revenue, and total operating expenses for the fiscal year ended September 30, 2005 were $5,465,482 or 107% of revenue. Expenses were reduced year over year principally because of savings in payroll, general and administrative expenses as a result of reductions in Contract Fees, Consulting Fees, Director Fees, Legal Fees, Rent and overhead Travel. All expenses associated with discontinued operations have been classified as such in the statements of operations for 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

The two hotels that the Company operated until September 29, 2006, were generating insufficient cash to meet the Company's monthly operating and development expenses mostly because the Biltmore Hotel has experienced an extreme four-year downward trend resulting from a depressed hotel business in the Silicon Valley and only recently has begun to show improved results in this fiscal year.

The high costs of remaining a public company, both in terms of cash expenses and drain on manpower, combined with the inability to acquire additional management contracts and the limited revenues of these two existing contracts raised doubt whether the Company would be able to remain a going concern. The Company has been unable to, either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) borrow through bank financing to support working capital requirements. In view of this, the board of directors determined that it would be in the stockholders' best interests to seek investment into the Company through a private placement with an investor.

In late June 2006, the Company entered into a Letter of Intent with Global Trek Property Holdings, L.P. ("Global Trek") and Square Rock, Ltd. ("Square Rock") (together, the "New Investors") for them to inject capital into the Company to fund new operations in exchange for ninety percent (90%) of the common stock of the Company. The Letter of Intent conditioned closing on, among other things (i) elimination of our outstanding stock options, (ii) divestiture of the RLH stock that the Company owned, (iii) divestiture of the hospitality assets, (iv) payment of existing liabilities, and (v) reduction of the number of outstanding shares through a reverse stock split.

In order to raise working capital, on September 28, 2006, the Company sold 9,881,664 shares of RLH stock that the Company owned. The stock was sold in a privately negotiated transaction to Lloyds Nominees, c/o Primeway S.A., 7 Rue du Rhone, Geneva, Switzerland for total consideration of US$45,000.

On August 28, 2006, the Company entered into an agreement to sell HMG and all ancillary hospitality assets to the Buying Group. On September 29, 2006, the sale of HMG and the ancillary hospitality assets to the Buying Group was completed. The consideration given by the Buying Group totaled $629,548, and was comprised of a promissory note in the amount of $250,000, plus cancellation of payables owed by the Company to the Buying Group of approximately $341,010, plus assumption by the Buying Group of outstanding employee liabilities of the Company of approximately $38,538. No cash was received from the Buying Group. The sale of HMG and the hospitality operations to the Buying Group and the assumption by the Buying Group of the liabilities of the hospitality operations essentially eliminated the material revenue producing sources of cash (other than notes receivable of the Company) and eliminated almost all cash consuming expenses other than certain administrative expenses, such as compliance expenses of remaining a public company.

On September 29, 2006, the Company entered into a Stock Acquisition Agreement (the "Agreement") to issue Common Stock to the New Investors. The sale of stock contemplated by the Agreement was closed on November 2, 2006. Square Rock Ltd. Pension Plan was issued 6,322,145 shares of Common Stock, and Global Trek was issued 6,322,145 shares of Common Stock in exchange for the aggregate consideration of (a) $250,000 cash plus (b) capital commitments upon demand of the board of directors of an additional $250,000, plus (c) best efforts to contribute to the Company certain revenue producing contracts controlled by the New Investors.

The new board of directors of the Company plans to seek bank financing for operating capital and for purchases of equipment necessary to fund new operations in the receivable management and debt collection business. In addition, the board may attempt to negotiate the private sales of the Company's securities in exempt transactions if additional capital is needed or desired. Management believes that the Company's existing cash, together with anticipated cash flows from borrowings, sales of the Company's securities and new operations, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund losses.

Item 7. Financial Statements

The financial statements are filed as a part of this report:

See the Index to consolidated Financial Statements on page F-1 immediately following page 34 of this report. All such financial statements, schedules and supplementary data are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with an objective of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report. Based on this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, the disclosure controls were effective. Information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated by the employees and directors to management, including the chief financial officer and chief executive officer with sufficient lead time for management to make timely decisions regarding disclosure and to prepare, review and file the necessary reports. In recognizing that controls and procedures, no matter how well designed, can only provide reasonable assurance of achieving desired control objectives, management has necessarily been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls over Financial Reporting

There was no change in the internal controls or in other factors that could affect these controls since the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information with respect to the directors and executive officers as of September 30, 2006.

NAME	POSITION WITH COMPANY	AGE
Paul L. Barham	Director and Chief Executive Officer	53
Clive Russell	Director	66
Jonathan Tripp	Director and Vice President / Controller	57

Each of these directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified. The board of directors is composed of three persons.

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

JONATHAN TRIPP, was elected as Director of the Company in May 2006. He served as Vice- President / Controller of the Company since 2000, and as Corporate Controller for the four years before that, since coming to work for the Company in 1996. Prior to that he held the position of Regional Controller for Bristol Hotels and Suites.

As discussed above under Item 1, "Summary of Recent Events – Change of Control and New Management" on November 2, 2006, each of the above directors resigned, and new directors Anthony J. Renteria, age 37, and Daniel M. Cofall, age 52, were appointed to the board. At the date of filing, one director position is unfilled.

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

Summary Compensation Table
	Annual Compensation				Long term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensa tion	Securities Underlying Options	All Other Compensati on
Paul L. Barham, Chief Executive Officer	2006	120000	-	-	-	-
	2005	$120,000 [1]	-	-	-	-
	2004	$120,000 [2]	-	$63,228 [3]	-	1461
Jonathan R. Tripp, Vice President / Controller	2006	84000	-	-	-	-
Norman L. Marks, President	2006	-	-	-	-	-
	2005	$61,100 [4]	-	-	-	3477
	2004	110000	-	-	-	3477

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

This table does not include medical expense reimbursement, club dues, or the value of automobiles (and their maintenance, repair and insurance) furnished to all of the executive officers of the Company, which in the aggregate for all officers amounted to $0 during fiscal year 2006.

In 2003, as part of the annual compensation included in the table above, the Company compensated Paul Barham for his service as a non-executive director of Energy Technique, plc (" ET"). Mr. Barham assigned his directors fee to the Company. In addition to this fee, ET granted Barham 1,623,899 stock options to purchase ET common shares at the price of 3 pence sterling per share, all of which options Barham then assigned to the Company. Effective October 1, 2001, the employment agreement for Barham was amended to recognize the additional time commitment of Barham to ET. As an incentive to encourage the future results of ET and the resultant increase in the value of the Company's investment in ET, Barham's employment agreement was amended to allocate to Barham 10% of such potential future increase in value of the Company's ET stock investment if and when the Company ever realizes such increase in value. Barham's share of the realized gains in the Company's ET holdings accrued at August 31, 2003, were paid as part of certain settlement agreements and the remaining share of realized gains accruing to Barham at the amount of $63,228 are included in amounts due to related parties on the Company's balance sheet at September 30, 2005. Barham resigned as a Director of ET in March 2003. The balance owed was settled on September 29, 2006 as part of the transaction in which the Company sold its hotel subsidiaries.

At the present time the Company has, and at all times during the past three fiscal years, the Company had no pension, retirement, annuity, deferred compensation, incentive or stock purchase, thrift or profit-sharing plan, except the accumulated cash value of the life insurance policies detailed under Item 6B above.

Each of the Directors of the Company who is not employed by the Company receives Director Fees at the rate of $2,083.33 per month. Effective October 2001, 20% of such fees were deferred in recognition of the Company's depleted income and resultant illiquidity. Effective September 1, 2002, Dart agreed to fully defer his directors' and consulting fees until the Company has adequate liquidity. All deferred and accrued fees through August 31, 2003, were settled as part of the settlement agreements. Directors' Fees and consulting fees were resumed in October 2003 and paid until February 2004. Thereafter, director and consulting fees were accrued but deferred until the Company has adequate liquidity. Total fees due to Geoffrey Dart and fees due Apsley Estates through December 13, 2004, totaling $116,769 are accrued and deferred pending adequate liquidity. Total fees due to Clive Russell through November 30, 2004 totaling $160,350 were waived as part of the settlement and revised agreement with RPC dated April 1, 2005. From April 2005 through July 2005, director's fees in the amount of $2,083.33 per month were paid to Clive Russell on a current basis. Monthly director's fees were again deferred for the months of August 2005 through September of 2006. As part of the sale of the hotel subsidiaries in September 2006, $28,417 in director fees was settled.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(A) Five percent shareholders. The following table sets forth the persons who, as of December 9, 2006, who were known to the Company to be beneficial owners of more than five percent of each class of the voting securities of the Company:

Class of Securities	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (5)
Class A Common	Global Trek Property Holdings, L.P.(1) 6675 Gatewick Drive Frisco, Texas 75035	6,322,145	45.0%
Class A Common	Square Rock Ltd. Pension Plan (2) 2213 High Pointe Corinth, Texas 76210	6,322,145	45.0%

(1) Global Trek Property Holdings, L.P. is controlled by Anthony J. Renteria, the president, chief executive officer and a director of the Company.

(2) Square Rock, Ltd. Pension Plan is an affiliate of Square Rock, Ltd., which is controlled by Daniel Cofall, executive vice president, chief financial officer and director of the Company.

(B) Security ownership of management. The following table sets forth each class of equity securities owned by the executive officers and directors of the Company as of December 9, 2006, individually and as a group.

Class of securities	Name and address of beneficial owner	Amount and nature of beneficial owner	Percent of class (1)

Class A Common	Global Trek Property Holdings, L.P.(1) 6675 Gatewick Drive Frisco, Texas 75035	6,322,145	45.0%
Class A Common	Square Rock Ltd. Pension Plan (2) 2213 High Pointe Corinth, Texas 76210	6,322,145	45.0%
Class A Common	All Executive Officers and Directors as a group	12,644,290	90.0%

(1) Global Trek Property Holdings, L.P. is controlled by Anthony J. Renteria, the president, chief executive officer and a director of the Company.

(2) Square Rock, Ltd. Pension Plan is an affiliate of Square Rock, Ltd., which is controlled by Daniel Cofall, executive vice president, chief financial officer and director of the Company.

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

(c) Bylaws as amended July 19, 2000 and filed with the Form 10-Q report for the quarter ended June 30, 2000

(4) Instruments defining rights of security holders:

(a) Certificate of Designations, Preferences and Rights of Class B Redeemable Preferred Stock Series 1, as filed with the Delaware Secretary of State on October 9, 2001.

(b) Certificate of Designations, Preferences and Rights of Class B Redeemable Preferred Stock Series 2, as filed with the Delaware Secretary of State on October 18, 2006.

(10) Material Contracts:

(a) Preferred Stock Purchase and Release of Debt Agreement between the Company and Businesship International, Inc. dated September 1, 1996, a copy of which was attached to the Company's Form 10- KSB for the fiscal year ended September 30, 1996.

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

(t) Agreement between RPC and the Company of April 1, 2005.

(u) Stock Purchase Agreement by and between the Company and the Buying Group dated August 28, 2006.

(v) Promissory Note in the amount of $250,000 made by the Buying Group payable to the Company dated as of September 29, 2006.

(w) Security Agreement between the Buying Group and the Company dated September 29, 2006.

(x) Bill of Sale and Assignment made by the Company as assignor dated September 29, 2006.

(y) Release of Claims and Assumption of Liabilities by and between the Buying Group and the Company dated September 29, 2006.

(z) Closing Agreement by and between the Company, HMG, and joined in by Paul Barham individually, dated September 29, 2006.

(aa) Stock Acquisition Agreement by and among the Company, Global Trek and Square Rock dated September 29, 2006.

(ab) Capital commitment made by Global Trek and Square Rock dated November 2, 2006.

(14) Code of Ethics

(21) Subsidiaries of Harrell Hospitality Group, Inc.

(31) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99) Audit Committee Charter

Item 14. Principal Accountant Fees and Services

The following table discloses accounting fees and services that were billed by the Company's independent registered public accounting firm, Whitley Penn LLP:

Type of Services Rendered	2006 Fiscal Year	2005 Fiscal Year
(a) Audit Fees	31000	32500
(b) Audit related Fees	0	0
(c) Tax Fees	0	$0
(d) All Other Fees	0	0

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

Anthony J. Renteria

Chief Executive Officer

and Director

DATE: ________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons comprising the majority of the current Directors on behalf of the registrant and in the capacities and on the dates indicated.

______________________________________ ____________________

Daniel M. Cofall Date

Director

______________________________________ ____________________

Anthony J. Renteria, Date

Director and Chief Executive Officer

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2006 and 2005

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

Consolidated Statements of Cash Flows F-6

Notes to Consolidated Financial StatementsF-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Harrell Hospitality Group, Inc.

We have audited the accompanying consolidated balance sheets of Harrell Hospitality Group, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harrell Hospitality Group, Inc. and subsidiaries at September 30, 2006 and 2005, and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has divested of all its operations as of September 30, 2006. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/Whitley Penn LLP

Dallas, Texas

December 9, 2006

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$26,748	$33,252
Accounts receivable	-	17,186
Note receivable - current portion	15,087	-
Marketable securities	651,220	-
Assets of discontinued operations	-	60,062
Total current assets	693,055	110,500

Notes receivable	1,024,914	-

Other assets	1,848	1,848

Total assets	$1,719,817	$112,348

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$18,950	$29,245
Liabilities of discontinued operations	-	349,553
Total current liabilities	18,950	378,798

Stockholders' equity (deficit):
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized,
243,331 shares issued and outstanding, $1.00
per share involuntary liquidation preference	243,331	243,331
Common stock:
Class A, $.002 par value; 100,000,000 shares
authorized, 1,405,101 and 1,256,491
shares issued and outstanding, respectively	2,810	2,513
Additional paid-in capital	4,048,559	4,045,884
Accumulated deficit	(2,593,833)	(4,558,178)
Total stockholders' equity (deficit)	1,700,867	(266,450)

Total liabilities and stockholders' equity (deficit)	$1,719,817	$112,348
See accompanying notes to consolidated financial statements

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2006	2005

Expenses:
General and administrative	121,326	111,015
Total expenses	121,326	111,015

Operating loss	(121,326)	(111,015)

Other income (expense):
Loss on sale of marketable securities	(470,764)	-
Interest expense	(2,301)	(1,126)
Other income (expense)	(3,151)	5,269
Total other income (expense)	(476,216)	4,143

Net loss from continuing operations	(597,542)	(106,872)

Discontinued operations
Income (loss) from discontinued operations	45,770	(386,066)
Gain on sale of discontinued operations	2,516,117	469,695
Income from discontinued operations	2,561,887	83,629

Net income (loss) attributable to common stockholders	$1,964,345	$23,243

Basic and diluted income (loss) per common share:
Continuing operations	$ (0.47)	$ (0.08)
Discontinued operations	2.02	0.06
Net income (loss) attributable to common stockholders	1.55	$ (0.02)

Weighted average number of
common shares outstanding - basic and diluted	1,269,817	1,281,491

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended September 30, 2006 and 2005
						Other Comprehensive Income

				Additional		Cumulative	Deferred	Total
	Preferred	Common Stock - Class A		Paid-In	Accumulated	Translation	Stock	Stock- holders'
	Stock	Shares	Amount	Capital	Deficit	Adjustment	Compensation	Equity (Deficit)
Balance at September 30, 2004	243,331	1,306,491	2,613	4,087,784	$ (4,534,935)	7,838	$ (250,725)	$ (444,094)

Net loss attributable to common stockholders	-	-	-	-	(23,243)	-	-	(23,243)
Cumulative translation adjustment	-	-	-	-	-	(7,838)	-	(7,838)
Total comprehensive loss								(31,081)
Deferred stock compensation	-	-	-	-	-	-	250,725	250,725
Common stock repurchased from director	-	(50,000)	(100)	(41,900)	-	-	-	(42,000)

Balance at September 30, 2005	243,331	1,256,491	2,513	4,045,884	(4,558,178)	-	-	(266,450)

Net income attributable to common stockholders	-	-	-	-	1,964,345	-	-	1,964,345
Common stock issued in settlement of options	-	148,610	297	2,675	-	-	-	2,972
Balance at September 30, 2006	$243,331	1,405,101	$2,810	$4,048,559	$2,593,833	$ -	$ -	$1,700,867
See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2006	2005
Operating Activities:
Net loss from continuing operations	$597,542	$106,872
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Loss on sale of marketable securities	470,764	-
Changes in operating assets and liabilities:
Accounts receivable	17,186	(17,186)
Accounts payable and accrued liabilities	(10,295)	110,213
Net cash used in operating activities	(119,887)	(13,845)

Investing Activities:
Net proceeds from sale of discontinued operations	-	349,000
Proceeds from sales of marketable securities	45,000	-
Net cash provided by investing activities	45,000	349,000

Financing Activities:
Proceeds from notes payable - related parties	-	27,000
Repayments on notes payable - related parties	-	(27,000)
Proceeds from sale of common stock	2,972	-
Repurchase of stock from former director	-	(42,000)
Net cash provided by (used in) financing activities	2,972	(42,000)

Discontinued Operations:
Operating activities	65,411	(278,684)
Investing activities	-	(1,848)
Cash provided by (used in) discontinued operations	65,411	(280,532)

Net change in cash and cash equivalents	(6,504)	12,623
Cash and cash equivalents at beginning of year	33,252	20,629

Cash and cash equivalents at year end	$26,748	$33,252

Supplemental Cash Flow Information:

Cash paid during the year for interest	$2,301	$1,126

Cash paid during the year for income taxes	3224	$ -
See accompanying notes to consolidated financial statements.

Non-cash transactions:

Gain on sale of subsidiaries recognized as a result of receiving notes receivable	$1,040,001	$ -
Gain on sale of subsidiaries recognized as a result of receiving marketable securities	$1,166,984	$ -
Gain on sale of subsidiaries recognized as a transfer of liabilities	$309,132	$ -

A. Nature of Business

Harrell Hospitality Group, Inc. (the "Company") is a Delaware corporation, originally incorporated in 1959 in the state of Massachusetts under the name of Formula 409, Inc. Until September 2006, the Company was involved in the management and development of hotels, mainly in the states of California and Texas, and the United Kingdom. The Company previously had seven wholly-owned subsidiaries. The Company's corporate offices were located in Addison, Texas.

In February 2003, the Company began operations in the United Kingdom with the formation of Harrell Hotels Europe, Ltd. ("HHE"), a previously wholly-owned subsidiary of the Company. The Company's United Kingdom offices were located in London, England. The Company sold HHE on March 31, 2005, as described below in Note D.

In September 2006, the Company sold its hotel subsidiaries as described below in Note D.

B. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has divested of all its operations as of September 30, 2006. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries prior to September 29, 2006, all of which were wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2006 and 2005, the Company had no such investments included in cash and cash equivalents.

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

Marketable Securities

Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments to be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re- evaluated at each balance sheet date. The Company's marketable equity securities were classified as available-for- sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income (loss) within the stockholders' equity section of the accompanying consolidated balance sheets. The cost of marketable equity securities sold is determined on a specific identification basis. The fair value of marketable equity securities is based on quoted market prices.

Investments in marketable securities are monitored for impairment and written down to fair value with a charge to earnings if a decline in fair value is judged to be other than temporary. The Company considers several factors to determine in the fair value of an equity security is other than temporary, including the length of time and the extent to which the fair value has been less than carrying value, the financial condition of the investee, and the intent and ability of the Company to retain the investment for period of time sufficient to allow a recovery in value.

Property and Equipment

Property and equipment were stated at cost. Depreciation was computed on the straight-line method over the estimated lives of the assets. Expenditures for major renewals and betterments that extend the useful lives were capitalized. Expenditures for normal maintenance and repairs were expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation were eliminated from the accounts and any gains or losses were charged or credited to other income (expense) of the respective period. Estimated useful lives for property and equipment were as follows:

Furniture and fixtures	5 years
Computer equipment	3 years

All property and equipment of the Company was sold in connection with the sale of the subsidiaries on September 29, 2006.

Revenue Recognition

The Company had management contracts with the owners of the hotels it operated. The terms of these contracts varied, usually falling into one of three categories: (1) management fee based on a percentage of the hotel's defined net income (loss); (2) management fee based on a percentage of the hotel's revenues; and, (3) fixed management fee. The revenue from each of these contracts was recognized as management services were rendered in accordance with each contract.

In accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognized amounts billed to hotels for hotel staff salaries at gross amounts as the Company acted as a principal with regards to these matters. The Company recognized in the statement of operations the entire amount billed to clients for gross payroll and related taxes, health insurance, workers' compensation, and unemployment insurance. The related gross payroll and related taxes and costs of health insurance, workers' compensation and unemployment insurance were recorded and expensed at the end of an accounting period.

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

Foreign Currency Translation

All assets and liabilities in the balance sheet of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. All revenues and expenses in the statement of operations, of these foreign subsidiaries, are translated at average exchange rates for the year. Translation gains and losses are not included in determining net income (loss) but are shown in accumulated other comprehensive income (loss) within the stockholders' equity section of the consolidated balance sheet. Foreign currency transaction gains and losses are included in determining net income (loss) and were not significant in 2006 or 2005.

Earnings (Loss) Per Common Share

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

Stock options of 1,689,812 for the year ended September 30, 2005 have been excluded from earnings per share due to the stock options being anti-dilutive. All stock options were canceled in August 2006. See Note J.

Stock Options

The Company accounted for employee stock awards in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25, the Company recognized no compensation expense related to employee stock awards when awards were granted with exercise prices equal to or greater than the estimated fair value of the stock on the date of grant. The Company provides the supplemental disclosures required by SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which assumes the recognition of compensation expense based on the fair value of options on the grant date. The Company follows the provisions of SFAS 123, as amended, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services, for equity instruments granted to non-employees. SFAS 123, as amended, requires the disclosure of pro forma net income (loss) and net income (loss) per share as if the Company applied the fair value method.

The following presents pro forma income (loss) and per share data as if a fair value accounting method had been used to account for stock based compensation:

	2006	2005
Net income (loss) attributable to common stockholders	$1,964,345	$(23,243)
Add stock-based employee compensation expenses included in net loss	-	-
Less total stock-based employee compensation expense determined under fair value based method for all awards	(25,182)	(34,215)
Pro forma net loss attributable to common stockholders	$1,939,163	$(57,458)

Income (loss) per share:
Basic and diluted, as reported	$1.55	$(0.02)
Basic and diluted, pro forma	$1.53	$(0.04)

All stock options were canceled in August, 2006.

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, accounts payable and accrued liabilities approximates their carrying amounts due to the relatively short maturity of these instruments. The carrying value of notes receivable also approximates fair value since they bear market rates of interest. None of these instruments are held for trading purposes.

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

In addition, the Company received 30,769,230 shares, of the above mentioned 56,250,000 shares, of RLH valued at £1,000,000 (approximately $1,879,000) at March 31, 2005. Such shares received were not tradable until March 31, 2006. The additional 25,480,770 shares were earned, for a total of 56,250,000 shares as certain accomplishments were met in an on-going relationship with RLH. In connection with the sale, the Company recorded a gain of $469,695 as a result of the cash received in 2005. The gain related to the shares received were deferred until such shares were tradable. Accordingly, the value of the shares received from RLH as purchase consideration on March 31, 2006, were recognized as a gain on sale of discontinued operations on the statement of operations and the same value recorded as marketable securities on the balance sheet. The value of the 30,769,230 shares of RLH was $1,400,000 at September 30, 2005. In addition to the cash and stock received in exchange for HHE, RLH also issued loan stock as protection against the possible impact of a falling share price. The loan note received in September 2006 in that regard was valued at £421,874 (approximately $790,000). The total gain on sale of HHE related to the stock received is $1,956,985 after being discounted for a reduction in the share price of RLH stock, which was recognized in 2006.

With an effective date of September 29, 2006, the Company sold its remaining subsidiaries for approximately $630,000. The Company received a Release of Claims and Assumption of Liability agreement resolving its indebtedness to several related parties, along with a promissory note in the amount of $250,000, in exchange for the subsidiaries, $559,132 of which was recorded as a gain on sale.

The subsidiaries' operations have been accounted for as discontinued operations under accounting principles generally accepted in the United States of America and therefore, the subsidiaries' results of operations and cash flows have been reflected separately from the Company's results from continuing operations and cash flows for all periods presented in the accompanying financial statements.

E. Marketable Securities

The Company received 30,769,230 shares of RLH in 2005 as part of the sale of HHE, but did not record them as an asset because of a restriction of any encumbrance on the shares for one year. An additional 25,480,770 shares were subsequently earned as part of the same transaction. 9,881,664 shares were sold in September 2006 to raise working capital. As of September 30, 2006, the Company owned 46,368,336 shares of Red Leopard Holdings, plc. With a share price of 0.75 pence and a foreign exchange rate of 1.8726, the value of the securities is $651,220, which is the carrying value at the end of fiscal year 2006. These shares were distributed to shareholders as a dividend in October 2006.

F. Notes Receivable

The Company has two Notes receivable at September 30, 2006.

One is a promissory note in the amount of $250,000 from a purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd. (collectively, the "Buying Group") that purchased the subsidiaries on September 29, 2006. The makers of the note are Paul Barham, Clive Russell, Geoffrey Dart and Apsley Estates, who are held jointly and severally liable. The note is collateralized by the shares of HMG. The note bears interest at 10% per annum and is amortized quarterly with the final payment being due September 30, 2016.

The other is a loan note due from RLH, received by the Company as the final consideration for the sale of HHE. The loan note is valued at £421,874, or approximately $790,000 at September 30, 2006. The note bears interest at 3% per annum on the outstanding balance, payable annually beginning on March 31, 2007. The note is due in full on March 31, 2015, and is convertible into RLH common stock at mid-market price on the day of conversion at the option of RLH.

G. Notes Payable - Related Parties

In December 2005 and February 2006, Clive Russell made short term loans, each in the amount of $20,000 to be used for the payment of current creditors of the Company. The loans bore interest at 8%. They were repaid as part of the sale of the subsidiaries in September 2006.

H. Class A Preferred Stock

Class A preferred stock is non-voting, non-convertible and pays a 10% annual non-cumulative dividend. The Company has the right, but not the obligation, to redeem the shares at any time at par value and the shares have a $1.00 involuntary liquidation preference. No dividends were declared or paid in 2005 or 2006.

I. Common Stock

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

J. Stock Options

The Company issued non-qualified stock options, which provided a stock incentive for key employees, certain directors, and consultants of the Company. Stock options granted typically vested over three years and expired over five years. The shares issued under this non-qualified plan were not registered under the Securities Act of 1933 (the "Act"). These shares could not be sold or offered for sale in the absence of a registration statement with respect to the securities under the Act or an opinion of counsel stating that registration is not required, or if the Company is otherwise satisfied that the sale of the security may be made without registration.

Following is a summary of options for the years ended September 30:

	2006	Weighted Average Exercise Price	2005	Weighted Average Exercise Price
Outstanding at beginning of year	1,689,812	$3.00	2,204,812	$2.90
Canceled	(1,689,812)	3.00	(515,000)	2.50
Outstanding at end of year	-	$0.00	1,689,812	$3.00
Exercisable at end of year	-		1,624,946
Weighted average remaining contractual life	-

K. Income Taxes

Income tax expense for the years presented differs from the "expected" federal income tax expense computed by applying the U.S. federal statutory rate of 34% to income (loss) before income taxes for the years ended September 30, as a result of the following:

	2006	2005

Computed expected tax expense (benefit) - continuing operations	$(203,164)	$(36,336)
Computed expected tax expense (benefit) - discontinued operations	871,042	28,434
Deferred tax asset valuation allowance	(667,878)	7,902

Total income tax expense	$-	$-

The significant components of the Company's deferred tax assets and liabilities at September 30, are as follows:

	2006	2005
Deferred tax assets (liabilities):
Marketable securities	$270,929	$-
Notes receivable	(353,600)	-
Accrued expenses - related parties	-	101,213
Net operating losses	488,908	989,188
Valuation allowance	(406,237)	(1,090,401)
Net deferred tax assets (liabilities)	$-	$-

The Company has established a valuation allowance to fully reserve the net deferred tax assets at September 30, 2006 and 2005 due to the uncertainty of the timing and amounts of future taxable income. At September 30, 2006, the Company had net operating loss carry-forwards of approximately $1,556,000, which expire in 2007 through 2025.

L. Commitments and Contingencies

The Company leased certain equipment and facilities under operating leases, of which rent expense was approximately $7,300 and $22,000 for the years ended September 30, 2006 and 2005, respectively.

There were no future annual minimum lease obligations as of September 30, 2006.

M. Related Party Transactions

Several years ago the Company owned a significant number of shares in Energy Technique, plc ("ET") a publicly traded company in the UK. ET granted Paul Barham, CEO of the Company ("Barham"), 1,623,899 stock options to purchase ET common shares at the price of 3 pence sterling per share, all of which options Barham then assigned to the Company. Effective October 1, 2001, the employment agreement for Barham was amended to recognize the additional time commitment of Barham to ET. As an incentive to encourage the future results of ET and the resultant increase in the value of the Company's investment in ET, Barham's employment agreement was amended to allocate to Barham 10% of such potential future increase in value of the Company's ET stock investment if and when the Company ever realized such increase in value. Barham's share of the realized gains in the Company's ET holdings accrued at August 31, 2003 were paid as part of certain settlement agreements. Barham resigned as a director of ET in March 2003. Barham's share of the realized gains in the Company's ET holdings sold in 2004 were approximately $63,000, which amount was accrued at September 30, 2005. The balance owed was settled on September 29, 2006 as part of the transaction in which the Company sold its hotel subsidiaries.

In 2001 through 2003, the Company entered into consulting agreements with companies affiliated with Clive Russell and Geoffrey Dart, directors of the Company, which continued to be in effect throughout 2004 and part of 2005, to perform various services, including financial modeling, asset review and analysis, due diligence, equity and debt procurement and other related services. As of September 30, 2005, $116,000 was accrued for such services. The balance owed was settled on September 29, 2006 as part of the transaction in which the Company sold its hotel subsidiaries.

During the year ended September 30, 2005, Clive Russell and Geoffrey Dart forgave approximately $151,000 and $16,000, respectively, of consulting fees due from the Company, and the related gain has been offset against general and administrative expenses in the accompanying consolidated statement of operations.

Additional amounts included within the Accrued liabilities - related parties as of September 30, 2005 consist of deferred payroll and the value of the surrendered life insurance policy, in the approximate amounts of $74,000 and $20,000, respectively, both due to Paul Barham. The balance owed was settled on September 29, 2006 as part of the transaction in which the Company sold its hotel subsidiaries.

N. Subsequent Events

As of October 19, 2006, the Company effected a 1 for 10 reverse split of its Class A Common stock. The reverse stock split reduced the number of shares of Common Stock of the Company outstanding on that date by tenfold, and affected all shareholders uniformly. It did not affect any shareholder's percentage in the Company, except to the extent that the reverse stock split resulted in the computation of a fractional share. Shareholders holding fractional shares are entitled to cash payment in lieu of such fractional share. Such cash payment eliminated shareholders holding fewer than 10 shares prior to the effective date of the reverse split. The effect of the reverse stock split has been reflected throughout the consolidated financial statements and notes for all periods presented.

On October 16, 2006 the Board declared a dividend of all of the remaining shares of RLH that the Company owned. Therefore, each shareholder of the Company received RLH stock certificates as a dividend.

On October 31, 2006, the Company's Board declared a dividend to the shareholders of the Company's Common Stock, payable in shares of a new series of the Company's B preferred stock. For each share of common stock that was owned as of October 30, 2006, the shareholder was issued one share of the Company's Class B Redeemable Preferred Stock Series 2 ("Series 2 Preferred"). These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders of the Company received from a promissory note (as described in Note F) in the amount of £421,874 (approximately $790,000 at September 30, 2006) made by RLH that the Company held.

On September 29, 2006, the Company entered into a Stock Acquisition Agreement (the "Agreement") to issue shares of the Company's $0.002 par value Class A Common Stock ("Common Stock") to the New Investors. The sale of stock contemplated by the Agreement was closed on November 2, 2006. Square Rock Ltd. Pension Plan was issued 6,322,145 shares of Common Stock, and Global Trek was issued 6,322,145 shares of Common Stock in exchange for the aggregate consideration of (a) $250,000 cash plus (b) capital commitments upon demand of the board of directors of an additional $250,000, plus (c) best efforts to contribute to the Company certain revenue producing contracts controlled by the New Investors. The Company issued these securities in a private transaction in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933.

On November 2, 2006, new investors acquired control of the Common Stock of the Company. Together, the new investors now own 90% of the 14,049,210 shares of Common Stock now issued and outstanding. 45% of the Common Stock is owned by Square Rock Ltd. Pension Plan and 45% of the Common Stock is owned by Global Trek. The new investors did not borrow funds to purchase the shares and used their own cash for the purchase. Although there was no prior formal agreement, the existing officers and directors of the Company immediately turned control of the board of directors over to the new investors.

Upon closing the transaction on November 2, 2006, the board of directors of the Company called a special board meeting to turn control of the Company to them. Accordingly, directors Jonathan Tripp, Paul L. Barham and Clive Russell resigned from the board and appointed Daniel M. Cofall and Anthony J. Renteria to the board of directors of the Company. None of the resignations were as a result of a disagreement with the Company or a refusal to stand for re-election. Paul L. Barham also resigned as Chief Executive Officer and Chief Financial Officer, and Jonathan Tripp also resigned as Vice President and Controller.

The new board of directors called a special meeting of directors on November 2, 2006, and Anthony J. Renteria was appointed President and Chief Executive Officer of the Company. Daniel Cofall was appointed Executive Vice President and Chief Financial Officer of the Company. One board of director position remains unfilled at this time. The new board anticipates changing the general direction of the business of the Company into financial receivables management and debt collection. These types of services are expected to be rendered for credit issuers or other holders of debt portfolios. The Company plans to actively review acquisition opportunities in these areas as well as begin to build its own infrastructure.