Form 10QSB
period 2006-12-31
NORAM CAPITAL HOLDINGS
filed 2007-02-27
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to

Commission File No:  0-2661

Harrell Hospitality Group, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	13-1946181
(State of jurisdiction of incorporation)	(IRS Employer Identification No.)

P. O. Box 260328, Plano, Texas	75026
(Address of principal executive offices)	(Zip Code)

(214) 699-0210

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒     No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   As of February 15, 2007, the issuer had outstanding 14,349,391 shares of Class A common stock, $.002 par value per share.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐     No  ☒

HARRELL HOSPITALITY GROUP, INC. and SUBSIDIARIES

INDEX

Part I - FINANCIAL INFORMATION

3

Item 1

FINANCIAL STATEMENTS

3

CONSOLIDATED BALANCE SHEETS

3

CONSOLIDATED STATEMENTS OF OPERATIONS

4

CONSOLIDATED STATEMENTS OF CASH FLOWS

5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

11

Item 3.

CONTROLS AND PROCEDURES.

  15

Part II.

OTHER INFORMATION

15

SIGNATURES

18

Part I - FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

HARRELL HOSPITALITY GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2006
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$518,354	$26,748
Note receivable – current portion	15,087	15,087
Marketable securities	-	651,220
Total current assets	533,441	693,055
Notes receivable	1,057,698	1,024,914
Other assets	-	1,848
Total assets	$1,591,139	$1,719,817

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$57,775	$18,950
Total current liabilities	57,775	18,950
Redeemable Preferred Shares:
Class B, $0.46 par, 1,500,000 shares authorized, 1,404,920 shares issued and outstanding, £0.26 per share ($0.59 per share @ December 31, 2006) voluntary liquidation preference	826,493	-
Stockholders' equity:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331
Common Stock:
Class A, $0.002 par value, 100,000,000 shares authorized, 14,349,391 and 1,405,101 shares issued and outstanding, respectively	28,699	2,810
Additional paid-in capital	4,572,670	4,048,559
Accumulated deficit	(4,137,829)	(2,593,833)
Total stockholders’ equity	706,871	1,700,867
Total liabilities and stockholders' equity	$1,591,139	$1,719,817

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2006	2005
Expenses:
General and administrative	$84,694	$31,459
Total expenses	84,694	31,459

Operating loss	(84,694)	(31,459)

Other income (expense):
Interest expense	-	(48)
Loss on distribution of marketable securities	(651,220)	-
Foreign currency gain (loss)	-	(251)
Other income (expense)	6,250	-
Total other income (expense)	(644,970)	(299)

Net loss from continuing operations	(729,664)	(31,758)

Discontinued operations
Loss from discontinued operations	-	(27,644)

Net loss attributable to common stockholders	$(729,664)	$(59,402)

Basic and diluted income (loss) per common share:
Continuing operations	$(0.08)	$(0.03)
Discontinued operations	(0.00)	(0.02)
Net income (loss) attributable to common stockholders	$(0.08)	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	9,520,461	1,256,490

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months December 31,
	2006	2005
Operating Activities:
Net loss	$(729,664)	$(59,402)
Adjustments to reconcile net loss to net provided by (used in) operating activities:
Loss from discontinued operations	-	27,644
Loss on distribution of marketable securities	651,220	-
Changes in operating assets and liabilities:
Accounts receivable	-	25,955
Accounts payable and accrued liabilities	38,825	21,999
Other assets	1,848	-
Accrued liabilities-related parties	-	(8,138)
Net cash provided by (used in) operating activities	(37,771)	8,058

Investing Activities:
Proceeds from notes receivable	3,708	-
Net cash provided by investing activities	3,708	-

Financing Activities:
Proceeds from notes payable – related parties	-	20,000
Preferred Class A dividend paid	(24,331)	-
Proceeds from sale of common stock	550,000	-
Net cash provided by financing activities	525,669	20,000

Discontinued Operations:
Operating activities	-	(27,028)
Cash used in discontinued operations	-	(27,028)

Net change in cash and cash equivalents	491,606	1,030
Cash and cash equivalents at beginning of the period	26,748	47,975

Cash and cash equivalents at end of the period	$518,354	$49,005

Non-cash transactions:
Dividends to stockholders-Redeemable Preferred Class B Stock	$829,493	$-

See accompanying notes to consolidated financial statements.

HARRELL HOSPITALITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ORGANIZATION

Harrell Hospitality Group, Inc. (the “Company” or “HHG”) is a Delaware corporation, originally incorporated in 1959 in the state of Massachusetts under the name of Formula 409, Inc.  The Company was primarily involved in the management and development of hotels, mainly in the states of California and Texas, and the United Kingdom.  In February 2003, the Company began operations in the United Kingdom with the formation of Harrell Hotels Europe, Ltd. (“HHE”), a wholly-owned subsidiary of the Company.  The Company’s United Kingdom offices were located in London, England. The Company sold HHE on March 31, 2005, as described in Discontinued Operations below.  The Company sold its remaining hospitality assets on September 29, 2006, as described in Discontinued Operations below.

Presently, the Company is a shell company with no operations.  However, new controlling shareholders of the Company, Global Trek Property Holdings, L.P. (“Global Trek”) and Square Rock, Ltd. Pension Plan (“Square Rock”) (together, Global Trek and Square Rock, the “New Investors”) plan to change the direction of the Company and institute new operations in financial receivables management and debt collection.  These types of services are expected to be rendered for credit issuers or other holders of debt portfolios.  In addition, the Company may engage in the purchase and resale of portfolios of debt or the collection of debt portfolios for its own account.  On January 5, 2007, the name of the Company changed to NorAm Capital Holdings, Inc.  The name change will help distinguish the business from its previous course of business in the hospitality industry.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2006, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

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

STOCK OPTIONS

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as of October 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense when an entity obtains employee services in stock-based payment transactions.

Prior to October 1, 2006, the Company recognized compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of shares was charged to operations over the vesting period on a straight-line basis. No compensation cost was recognized for fixed stock options with exercise prices equal to or greater than the market price of the stock on the dates of grant.

Pro forma net loss and earnings per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the three ended December 31, 2005.

For the three months ended December 31, 2005
Net income (loss) attributable to common stockholders	$(59,402)
Add: Included in reported net loss	-
Less: Determined using fair value	(7,295)
Pro forma net loss	$(66,697)

Earnings (loss) per share:
Basic and Diluted – as reported	$(0.05)
Basic and Diluted – pro forma	$(0.05)

Upon the adoption of SFAS 123R, the Company began recording compensation cost related to all new stock based compensation grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date.

Valuation and Amortization Method. The Company estimates the fair value of share-based awards granted using the Black-Scholes option evaluation model. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life using the “simplified method” in accordance with Staff Accounting Bulletin No. 107.

Expected Volatility. Using the Black-Scholes option valuation model, the Company estimates the volatility of its common stock at the date of grant based on the historical volatility of our common stock.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Expected Dividend Yield. The Company has not paid any cash dividends on its common stock in the last ten years and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Expected Forfeitures. The Company uses historical data to estimate pre-vesting option forfeitures and recorded stock-based compensation only for those awards that are expected to vest.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  All stock options were canceled in August 2006.

MARKETABLE SECURITIES

The Company received 30,769,230 shares of RLH in 2005 as part of the sale of HHE, but did not record them as an asset because of a restriction of any encumbrance on the shares for one year.  An additional 25,480,770 shares were subsequently earned as part of the same transaction.  9,881,664 shares were sold in September 2006 to raise working capital.  As of September 30, 2006, the Company owned 46,368,336 shares of Red Leopard Holdings, plc.  With a share price of 0.75 pence and a foreign exchange rate of 1.8726, the value of the securities is $651,220, which was the carrying value at the end of fiscal year 2006.  These shares were distributed to stockholders as a dividend in October 2006.  The securities were not distributed to all common stockholders on a pro rata basis therefore it was recorded as other expense of $651,220 in the accompanying consolidated statement of operations.

NOTES RECEIVABLE

The Company has two Notes receivable at December 31, 2006.

One is a promissory note in the amount of $250,000 from a purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd. (collectively, the “Buying Group”) that purchased the Company’s subsidiaries, including Hotel Management Group, Inc. (“HMG”) and other hospitality assets, on September 29, 2006. The makers of the note are Paul Barham, Clive Russell, Geoffrey Dart and Apsley Estates, who are held jointly and severally liable.  The note is collateralized by the shares of HMG. The note bears interest at 10% per annum and is amortized quarterly with the final payment being due September 30, 2016.   The other is a loan note due from Red Leopard Holdings, plc (“RLH”), received by the Company as the final consideration for the sale of HHE.  The loan note is valued at £421,874, or approximately $826,000 at December 31, 2006. The note bears interest at 3% per annum on the outstanding balance, payable annually beginning on March 31, 2007.  The note is due in full on March 31, 2015, and is convertible into RLH common stock at mid-market price on the day of conversion at the option of RLH.

PREFERRED STOCK

Class A preferred stock is non-voting, non-convertible and pays a 10% annual non-cumulative dividend.  The Company has the right, but not the obligation, to redeem the shares at any time at par value and the shares have a $1.00 involuntary liquidation preference. A dividend of $24,331 was paid in the quarter ended December 31, 2006.

Class B preferred stock is non-voting, redeemable and pays a 3% cumulative dividend.  These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders that the Company receives from a promissory note in the amount of £421,874 (approximately US$826,000 at December 31, 2006) made by RLH that the Company holds.   These were issued through a dividend to all common stockholders on October 20, 2006.  The Company valued these shares based on the value of the note amount on the dividend date of October 20, 2006.  As these shares are mandatorily redeemable upon the Company collecting the note receivable, they are classified outside of equity.

COMMON STOCK

As of October 19, 2006, the Company effected a 1 for 10 reverse split of its Class a Common stock.  The reverse stock split reduced the number of shares of Common Stock of the Company outstanding on that date by tenfold, and affected all shareholders uniformly.  It did not affect any shareholder’s percentage in the Company, except to the extent that the reverse stock split resulted in the computation of a fractional share.  Shareholders holding fractional shares were entitled to cash payment in lieu of such fractional share.  Such cash payment eliminated shareholders holding fewer than 10 shares prior to the effective date of the reverse split.  The effect of the reverse stock split has been reflected throughout the consolidated financial statements and notes for all periods presented.

On September 29, 2006, the Company entered into a Stock Acquisition Agreement to issue shares of the Company’s Class A Common stock to the New Investors. The sale of stock contemplated by the Agreement was closed on November 2, 2006.  Square Rock Ltd. was issued 6,322,145 shares of Common Stock, and Global Trek was issued 6,322,145 shares of Common Stock in exchange for the aggregate consideration of (a) $250,000 cash plus (b) capital commitments upon demand of the board of directors of an additional $250,000, plus (c) best efforts to contribute to the Company certain revenue producing contracts controlled by the New Investors.

On December 29, 2006, the Company issued 300,000 shares of its Common Stock to Turtle Creek Assets, Ltd., a Texas limited partnership (“TCA”) in exchange for the aggregate consideration of (a) $300,000 cash plus (b) the assignment of a portfolio of approximately 5,387 defaulted and charged-off unsecured loans owned by TCA having an approximate aggregate outstanding principal balance of $1.9 million (the “Portfolio”).  The Portfolio has a purchase value of approximately $60,000 based on the price paid by TCA in November 2006.  Ultimate value to the Company of the Portfolio is uncertain and is dependent on the Company’s success in collecting the defaulted loans and the costs to the Company of the associated collection.  Since the Company has no current operation to collect on these defaulted and charge-off unsecured loans, the portfolio was not recorded as an asset.   In addition, TCA assigned the Company its rights and obligations to acquire future portfolios of charged-off loans from the originator of the loans.

DISCONTINUED OPERATIONS

On March 31, 2005, the Company completed the sale of one of its subsidiaries, HHE, to Red Leopard Holdings, plc (“RLH”), for £461,840 (approximately $868,000) in cash, and up to 56,250,000 shares of stock in RLH.  Out of the cash portion of the sale,  £90,000 (approximately $171,000) was retained by RLH to be used to pay off an estimated £72,000 (approximately $137,000) in HHE liabilities with £211,840 (approximately $398,000) retained by RLH to settle amounts due from the Company to HHE prior to disposition, and £160,000 (approximately $298,000) remitted to the Company at closing.  The funds remaining from the approximate $171,000 retained by RLH to pay HHE liabilities at May 31, 2005 were approximately $51,000, which was remitted by RLH to the Company in July 2005.  The Company used the approximate $349,000 received in March and July to pay off the Company’s existing liabilities and for ongoing working capital.

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

With an effective date of September 29, 2006, the Company sold its remaining subsidiaries, including HMG, to the Buying Group for approximately $630,000.  The Company received a Release of Claims and Assumption of Liability agreement resolving its indebtedness to several related parties, along with a promissory note in the amount of $250,000, in exchange for the subsidiaries, $559,132 of which was recorded as a gain on sale.

The subsidiaries’ operations have been accounted  for  as discontinued operations under accounting principles generally accepted  in  the  United States of America and therefore, the subsidiaries’ results of operations  and  cash  flows  have  been reflected separately  from the Company's results  from  continuing  operations  and cash flows for all periods presented in the accompanying financial statements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.   Investors are cautioned that forward-looking statements are inherently uncertain.  Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to the risks of market fluctuations in any securities held by the Company.  The forward looking-statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

1.

OPERATIONS

A.

Revenues

Revenues from continuing operations for the quarters ended December 31, 2006 and 2005 were $0.

B.

Expenses

Expenses from continuing operations were $84,694 for the three months ended December 31, 2006, an increase of $53,235 from the same quarter of the prior year.

C. Other Income (expense)

Red Leopard Holdings, PLC shares were distributed to stockholders as a dividend in October 2006 with a value of $651,220. The securities were not distributed to all common stockholders on a pro rata basis. An expense of $651,220 was recorded in the accompanying consolidated statement of operations. The Company owned 46,368,336 shares of Red Leopard Holdings, plc with a share price of 0.75 pence and a foreign exchange rate of 1.8726, the value of the securities were $651,220, which is the carrying value at the end of fiscal year 2006.

Interest income of $6,250 was received on the $250,000 promissory note from a purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd. (collectively, the “Buying Group”) that purchased the Company’s subsidiaries, including Hotel Management Group, Inc. (“HMG”) and other hospitality assets, on September 29, 2006.

D. Equity Transactions

Class B preferred stock is non-voting, redeemable and pays a 3% cumulative dividend.  These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders that the Company receives from a promissory note in the amount of £421,874 (approximately US$826,000 at December 31, 2006) made by RLH that the Company holds.   These were issued through a dividend to all common stockholders on October 20, 2006.  The Company valued these shares based on the value of the note amount on the dividend date of October 20, 2006.  As these shares are mandatorily redeemable upon the Company collecting the note receivable, they are classified outside of equity.

As of October 19, 2006, the Company effected a 1 for 10 reverse split of its Class a Common stock.  The reverse stock split reduced the number of shares of Common Stock of the Company outstanding on that date by tenfold, and affected all shareholders uniformly.  It did not affect any shareholder’s percentage in the Company, except to the extent that the reverse stock split resulted in the computation of a fractional share.  Shareholders holding fractional shares were entitled to cash payment in lieu of such fractional share.  Such cash payment eliminated shareholders holding fewer than 10 shares prior to the effective date of the reverse split.  The effect of the reverse stock split has been reflected throughout the consolidated financial statements and notes for all periods presented.

On September 29, 2006, the Company entered into a Stock Acquisition Agreement to issue shares of the Company’s Class A Common stock to the New Investors. The sale of stock contemplated by the Agreement was closed on November 2, 2006.  Square Rock Ltd. was issued 6,322,145 shares of Common Stock, and Global Trek was issued 6,322,145 shares of Common Stock in exchange for the aggregate consideration of (a) $250,000 cash plus (b) capital commitments upon demand of the board of directors of an additional $250,000, plus (c) best efforts to contribute to the Company certain revenue producing contracts controlled by the New Investors.

On December 29, 2006, the Company issued 300,000 shares of its Common Stock to Turtle Creek Assets, Ltd., a Texas limited partnership (“TCA”) in exchange for the aggregate consideration of (a) $300,000 cash plus (b) the assignment of a portfolio of approximately 5,387 defaulted and charged-off unsecured loans owned by TCA having an approximate aggregate outstanding principal balance of $1.9 million (the “Portfolio”).  The Portfolio has a purchase value of approximately $60,000 based on the price paid by TCA in November 2006.  Ultimate value to the Company of the Portfolio is uncertain and is dependent on the Company’s success in collecting the defaulted loans and the costs to the Company of the associated collection.  Since the Company has no current operation to collect on these defaulted and charge-off unsecured loans, the portfolio was not recorded as an asset.   In addition, TCA assigned the Company its rights and obligations to acquire future portfolios of charged-off loans from the originator of the loans.

E. Discontinued operations

Changes in revenue and expense relate entirely to the sale of the hospitality operating assets that occurred on September 29, 2006.  Essentially all of the operating assets and liabilities of the Company were disposed of at that time.

2.

BUSINESS DEVELOPMENT

On September 29, 2006, the Company entered into a Stock Acquisition Agreement (the “Agreement”) to issue shares of the Company’s $0.002 par value Class A Common Stock (“Common Stock”) to the New Investors.  The sale of stock contemplated by the Agreement was closed on November 2, 2006.  Square Rock Ltd. Pension Plan was issued 6,322,145 shares of Common Stock, and Global Trek was issued 6,322,145 shares of Common Stock in exchange for the aggregate consideration of (a) $250,000 cash plus (b) capital commitments upon demand of the board of directors of an additional $250,000, plus (c) best efforts to contribute to the Company certain revenue producing contracts controlled by the New Investors.  The Company issued these securities in a private transaction in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933.

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

On January 5, 2007, the name of the Company was changed to NorAm Capital Holdings, Inc.  The name change will help distinguish the business from its previous course of business in the hospitality industry.

3.

LIQUIDITY AND CAPITAL RESOURCES

The new board of directors of the Company plans to seek bank financing for operating capital and for purchases of equipment necessary to fund new operations in the receivable management and debt collection business.  In addition, the board may attempt to negotiate the private sales of the Company’s securities in exempt transactions if additional capital is needed or desired.   Management believes that the Company’s existing cash, together with anticipated cash flows from borrowings, sales of the Company’s securities and new operations, will be sufficient to meet its cash requirements during the next 12 months.  The foregoing statement regarding the Company’s expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund losses.

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

Legal Proceedings.

NONE

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2006, the Company entered into a Stock Acquisition Agreement (the “Agreement”) to issue shares of the Company’s $0.002 par value Class A Common Stock (“Common Stock”) to the Square Rock, Ltd., a Texas limited partnership (“Square Rock”), and Global Trek Property Holdings, L.P., a Texas limited partnership (“Global Trek”) (collectively, Square Rock and Global Trek are referred to as the “New Investors”).  The sale of stock contemplated by the Agreement was closed on November 2, 2006.  Square Rock Ltd. Pension Plan was issued 6,322,145 shares of Common Stock, and Global Trek was issued 6,322,145 shares of Common Stock in exchange for the aggregate consideration of (a) $250,000 cash plus (b) capital commitments upon demand of the board of directors of an additional $250,000, plus (c) best efforts to contribute to the Company certain revenue producing contracts controlled by the New Investors.

On December 29, 2006, the Company issued 300,000 shares of its Common Stock to Turtle Creek Assets, Ltd., a Texas limited partnership (“TCA”) in exchange for the aggregate consideration of (a) $300,000 cash plus (b) the assignment of a portfolio of approximately 5,387 defaulted and charged-off unsecured loans owned by TCA having an approximate aggregate outstanding principal balance of $1.9 million (the “Portfolio”).  The Portfolio has a purchase value of approximately $60,000 based on price paid by TCA in November 2006.  Ultimate value to the Company of the Portfolio is uncertain and is dependent on the Company’s success in collecting the defaulted loans and the costs to the Company of the associated collection.  Since the Company has no current operation to collect on these defaulted and charge-off unsecured loans, the portfolio was not recorded as an asset.  In addition, TCA assigned the Company its rights and obligations to acquire future portfolios of charged-off loans from the originator of the loans.

The Company issued the Common Stock above in private transactions in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933.  The purchaser delivered written representations to the Company that the securities were being acquired for investment only and not with a view toward distribution, and that the purchasers, alone or together with their representatives, have knowledge and experience in business matters and securities investments so as to be capable of evaluating the merits of the investment.  The Company employed no public advertising or solicitation in connection with these sales.  No underwriting discounts or brokerage fees or commissions were paid in connection with these transactions and the shares issued are not convertible or exchangeable into other securities.

Proceeds from these sales of Common Stock will be used for working capital for the Company.

Item 3.

Defaults Upon Senior Securities.

NONE

Item 4.

Submission of Matters to a Vote of Security Holders.

On November 20, 2006, all members of the Board of Directors of the Company and shareholders of the Company owning 90% of the issued and outstanding Common Stock signed written consents to change the name of the Company from Harrell Hospitality Group, Inc. to NorAm Capital Holdings, Inc.   Reference is made here to the Information Statement filed on December 16, 2006 pursuant to Section 14-C of the Securities Exchange Act of 1934 that was also sent to all shareholders of the Company, for a further description of the transactions approved in the written consents.  The name change became effective January 5, 2007 upon the filing with the Delaware Secretary of State of the Amendment to the Articles of Incorporation

Item 5.

Other Information

NONE

Item 6.

Exhibits

31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer  and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

HARRELL HOSPITALITY GROUP, INC.
(n/k/a NorAm Capital Holdings, Inc.)

Date:	February 26, 2007	/s/ Anthony J. Renteria
Anthony J. Renteria
Principal Executive Officer and Director

Date:	February 26, 2007	/s/ Daniel M. Cofall
Daniel M. Cofall
Principal Financial Officer and Director