Form 10KSB/A
period 2006-09-30
NORAM CAPITAL HOLDINGS
filed 2007-03-12
CIK 45694

HARRELL HOSPITALITY GROUP, INC.

P.O. Box 260328, Plano, Texas 75026

Form 10-KSB / Amendment No. 1

For the fiscal year ended:

September 30, 2006

Submitted to

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.

Commission File No. 0-2661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB / Amendment No. 1

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

HARRELL HOSPITALITY GROUP, INC.

By: /s/ Anthony J. Renteria

Anthony J. Renteria

Chief Executive Officer

and Director

DATE: _January 12, 2007___

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons comprising the majority of the current Directors on behalf of the registrant and in the capacities and on the dates indicated.

_/s/ Daniel M. Cofall_______________ ___January 12, 2007 ________

Daniel M. Cofall Date

Director

/s/ Anthony J. Renteria January 12, 2007

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