Form 10QSB
period 2007-03-31
NORAM CAPITAL HOLDINGS
filed 2007-05-15
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from               to

Commission File No:  0-2661

NorAm Capital Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	13-1946181
(State of jurisdiction of incorporation)	(IRS Employer Identification No.)

P. O. Box 9250, Dallas, Texas	75209
(Address of principal executive offices)	(Zip Code)

(214) 699-0210

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 14, 2007, the issuer had outstanding 14,399,391 shares of Class A common stock, $.002 par value per share.

Transitional Small Business Disclosure Format (Check One):     Yes  ☐     No  ☒

NORAM CAPITAL HOLDINGS, INC.

Part I - FINANCIAL INFORMATION

Item 1.

 FINANCIAL STATEMENTS

NORAM CAPITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2007 (Unaudited)	September 30, 2006 (Audited)
Current assets:
Cash and cash equivalents	$43,231	$26,748
Accounts receivable	46,615	-
Note receivable – current portion	16,182	15,087
Marketable securities	-	651,220
Finance receivables, net of reserve of $19,098	855,434	-
Other prepaid expenses	35,000	-
Total current assets	996,462	693,055
Notes receivable	1,054,236	1,024,914
Other assets	-	1,848
Total assets	$2,050,698	$1,719,817

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$100,000	$-
Notes payable - related parties	198,000	-
Accounts payable - trade	315,396	-
Accounts payable other and accrued liabilities	87,112	18,950
Distribution payable	24,331	-
Total current liabilities	724,839	18,950

Redeemable preferred shares:
Class B, $0.01 par, 1,500,000 shares authorized 1,404,920 shares issued and outstanding, £0.26 per share voluntary liquidation preference ($0.51 per share @ March 31, 2007)	827,928	-
Stockholders' equity:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331
Common stock:
Class A, $0.002 par value, 100,000,000 shares authorized, 14,399,391 and 1,405,101 shares issued and outstanding, respectively	28,799	2,810
Additional paid-in capital	4,622,570	4,048,559
Stock subscription receivable, related party	(50,000)	-
Accumulated deficit	(4,346,769)	(2,593,833)
Total stockholders’ equity	497,931	1,700,867
Total liabilities & stockholders’ equity	$2,050,698	$1,719,817

See accompanying notes to consolidated financial statements.

NORAM CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2007	2006	2007	2006
Revenue:
Collections on finance receivables	$159,348	$-	$159,348	$-
Total revenue	159,348	-	159,348	-

Cost of services:
Finance receivables recovery, net	118,446	-	118,446	-
Total cost of operations	118,446	-	118,446	-
Gross profit	40,902	-	40,902	-

Operating expenses:
Collection fees	47,804	-	47,804	-
Compensation expense	87,500	-	87,500	-
Legal and professional fees	94,887	11,920	168,468	29,330
Other operating expenses	26,453	9,736	37,566	23,785
Total expenses	256,644	21,656	341,338	53,115
Operating loss	(215,742)	(21,656)	(300,436)	(53,115)

Other income (expense):
Interest expense	(1,670)	(645)	(1,670)	(693)
Loss on distribution of marketable securities	-	-	(651,220)	-
Foreign currency gain (loss)	-	(796)	-	(1,047)
Other income	8,472	-	14,722	-
Total other income (expense)	6,802	(1,441)	(638,168)	(1,740)
Net loss from continuing operations	(208,940)	(23,097)	(938,604)	(54,855)

Discontinued operations:
Gain on sale of discontinued operations	-	1,605,969	-	1,605,969
Income from discontinued operations	-	63,917	-	36,273
Net income (loss)	$(208,940)	$1,646,789	$(938,604)	$1,587,387

Basic and diluted income (loss) per common share
Continuing operations	$(0.01)	$(0.02)	$(0.08)	$(0.04)
Discontinued operations	$0.00	$1.33	$0.00	$1.31
Net income - basic	$(0.01)	$1.31	$(0.08)	$1.26
Net income - diluted	$(0.01)	$1.31	$(0.08)	$1.26

Weighted average number of common shares outstanding:
Basic and diluted	14,349,947	1,256,491	11,979,791	1,256,491

See accompanying notes to consolidated financial statements.

NORAM CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended March 31,
	2007	2006
Operating activities:
Net income (loss)	$(938,604)	$1,587,387
Adjustments to reconcile net income (loss) from net cash provided (used) by operating activities:
Gain on sale of discontinued operations	-	(1,605,969)
Income from discontinued operations	-	(36,273)
Loss on distribution of marketable securities	651,220	-
Changes in assets and liabilities:
Accounts receivable	(46,615)	(13,590)
Other prepaid expenses	(35,000)	-
Other assets	1,848	(338)
Accounts payable –trade	315,396	-
Accounts payable other and accrued liabilities	68,162	(22,277)
Net cash provided (used) by operating activities	16,407	(91,060)

Investing activities
Finance receivables purchased	(973,880)	-
Proceeds from collection of finance receivables	118,446	-
Proceeds from notes receivable	7,510	-
Net cash used by investing activities	(847,924)	-

Financing activities:
Proceeds from notes payable - related parties	198,000	40,000
Proceeds from line of credit	100,000	-
Proceeds from sale of common stock	550,000	-
Net cash provided by financing activities	848,000	40,000

Discontinued operations
Operating activities	-	37,894
Cash provided by discontinued operations	-	37,894

Net increase (decrease) in cash and cash equivalents	16,483	(13,166)

Cash and cash equivalents at beginning of period	26,748	47,975
Cash and cash equivalents at end of period	$43,231	$34,809

Non-cash transactions:
Sale of common stock Class A, related party	$50,000	$-
Distribution payable to common stock Class A holder	$24,331	$-
Dividend to stockholders – Redeemable Preferred Class B Stock	$827,928	$-

See accompanying notes to consolidated financial statements.

NORAM CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION

On January 5, 2007, the name of the Company changed to NorAm Capital Holdings, Inc.  The name change will help distinguish the business from its previous course of business in the hospitality industry. NorAm Capital Holdings, Inc. (“the Company” or “NorAm”) is a Delaware corporation. The Company was formerly known as the Harrell Hospitality Group, Inc. (“HHG”) a Delaware corporation, and was originally incorporated in 1959 in the state of Massachusetts under the name of Formula 409, Inc.  HHG was primarily involved in the management and development of hotels, mainly in the states of California and Texas, and the United Kingdom.  In February 2003, the HHG began operations in the United Kingdom with the formation of Harrell Hotels Europe, Ltd. (“HHE”), a wholly-owned subsidiary of the HHG.  HHG’s United Kingdom offices were located in London, England. HHG sold HHE on March 31, 2005, as described in Discontinued Operations below.  HHG sold its remaining hospitality assets on September 29, 2006 to the Company, as described in Discontinued Operations below.

The Company commenced operations in January, 2007.  New controlling shareholders of the Company, Global Trek Property Holdings, L.P. (“Global Trek”) and Square Rock, Ltd. Pension Plan (“Square Rock”) (together, Global Trek and Square Rock, the “New Investors”) changed the direction of the Company and instituted new operations in financial receivables management and debt collection.  These types of services are expected to be rendered for credit issuers or other holders of debt portfolios.  In addition, the Company may engage in the purchase and resale of portfolios of debt or the collection of debt portfolios for its own account.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2006, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company divested of all its prior operations as HHG as of September 29, 2006. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

REVENUE RECOGNITION

The Company has adopted the cost recovery method of recognizing revenue on the collection of funds on its acquired portfolio. The cost recovery method is appropriate when collections on a particular pool or pools of accounts cannot be reasonably predicted. The Company adopted the cost recovery method due to (1) a lack of operating history, (2) no assurance that the Company will be able to raise the necessary capital to sustain operations, (3) the sole reliance on third party agencies to conduct collection activities, (4) no proven models to (a) reasonably determine the probability of collecting against any of the portoflios acquired to date or, (b) reasonably estimate the amount of funds collected therefrom. Under the cost recovery method, no revenue is recognized until the net acquisition cost of the pool or pools of accounts have been fully collected.  The Company will continue to use the cost recovery method until such time that it considers the collections of its portfolio of pools to be probable and estimable. At that point, and if applicable, the Company will begin to recognize income based on the interest method pursuant to the interest method under the guidance of Statement of Position 03-3, Accounting for Loans or Certain Securities Acquired in a Transfer (“SOP 03-3”).

Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. Pools purchased during a given period are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the finance receivables are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received, the carrying value of a pool would be written down to maintain the then current IRR. Income on finance receivables is accrued periodically based on each static pool’s effective IRR and shown net of allowance charges on the income statement. Cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received.

The provisions of SOP 03-3 are generally applicable to the acquirers of long term financing instruments such as corporate notes payable, home loans, etc. The Company focuses exclusively on the acquisition of portfolios of small, sub-prime, defaulted consumer debt obligations. It is the Company’s intent to resell the uncollected balances of these portfolios within six to nine months of acquiring them.

FINANCE RECEIVABLES RESERVES

The Company acquires portfolios of defaulted consumer debt obligations at a substantial discount to the contractual value of the obligations. The negotiated discount is based on the Company’s determination of the deterioration of the credit quality of the obligations between the time of origination and acquisition by the Company. If the Company determines subsequent to the acquisition of the portfolios that it may be unable to recover its investment in its acquired portfolios, it will establish in the period of determination, a valuation allowance sufficient to provide for the expected losses. The valuation allowance subsequently will be reviewed periodically for changes in the expected losses and adjusted accordingly.

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

Pro forma net loss and earnings per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the three and six months ended March 31, 2006.

	For the three months ended March 31,	For the six months ended March 31,
	2007	2006
Net income (loss) as reported	$1,646,789	$1,587,387
Add: stock-based employee compensation included in reported net income (loss)	-	-
Less: total stock-based employee compensation expense determined under the fair value method for all awards	(7,295)	(14,590)
Pro forma net income (loss)	$1,639,494	$1,572,797

Earnings (loss) per share:
Basic and Diluted - as reported	$1.31	$1.26
Basic and Diluted - pro forma	$1.30	$1.25

Upon the adoption of SFAS 123R, the Company is to record compensation cost related to all new stock based compensation grants after the adoption date. The compensation cost to be recorded is based on the fair value at the grant date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  All stock options were canceled in August 2006, and no options have been granted through March 31, 2007.

MARKETABLE SECURITIES

The Company received 30,769,230 shares of RLH in 2005 as part of the sale of HHE, but did not record them as an asset because of a restriction of any encumbrance on the shares for one year.  An additional 25,480,770 shares were subsequently earned as part of the same transaction.  9,881,664 shares were sold in September 2006 to raise working capital.  As of September 30, 2006, the Company owned 46,368,336 shares of Red Leopard Holdings, plc.  With a share price of 0.75 pence and a foreign exchange rate of 1.8726, the value of the securities was $651,220, which was the carrying value at the end of fiscal year 2006.  These shares were distributed to stockholders in October 2006.  The securities were not distributed to all common stockholders on a pro rata basis therefore it was recorded as other expense of $651,220 in the accompanying consolidated statement of operations.

NOTES RECEIVABLE

The Company has two Notes receivable at March 31, 2007.

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

The other is a loan note due from Red Leopard Holdings, plc (“RLH”), received by the Company as the final consideration for the sale of HHE.  The loan note is valued at £421,874, or $827,928 at March 31, 2007. The note bears interest at 3% per annum payable annually beginning on March 31, 2007, on the outstanding principal balance. Any interest or principal proceeds received under this loan agreement are effectively dividend obligations of the Class B Redeemable Preferred shares and are payable when declared but generally not later than the full liquidation of the RLH note. The note, due in full on March 31, 2015, is convertible into RLH common stock at the mid-market price on the day of conversion at the option of RLH. The first interest payment due was received in May, 2007. The Company considers its position to be similar to that of a fiduciary and, as such, will not recognize income from the interest proceeds.

FINANCE RECEIVABLES

Pursuant to a finance receivables purchase agreement entered into with a community financial services corporation in January, 2007, the Company is committed to making 24 monthly purchases of defaulted debt obligations at a predetermined rate times the gross face value of the portfolios. The purchase amount of each month’s portfolio varies depending on the number of defaulted debt obligations offered that month. The price of the first three purchases under this agreement averaged approximately $325,000 each. The Company has an option to renew the agreement for an additional period of 24 months, subject to the Company’s determination that the then offered purchase rate is acceptable. With consent, the Company may at any time resell any or all of the portfolios acquired under this agreement to other debt management companies if necessary to manage its liquidity requirements. The agreement is subject to termination if the Company fails to complete a monthly purchase commitment. Notwithstanding liquidity management under this agreement, it is the Company’s intent to liquidate most if not all acquired portfolios within six to nine months of their acquisition, the time period over which the Company expects that it will be able to realize the greatest return.

LINE OF CREDIT

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006. This facility was fully drawn on February 27, 2007 and has $100,000 outstanding as of March 31, 2007. The daily outstanding line balance bears interest at the Prime rate plus 1%, (9.25% at March 31, 2007) which is payable monthly.

NOTES PAYABLE – RELATED PARTIES

The Company entered into agreements on February 26, 2007 with its principal stockholders to borrow for working capital purposes a total of $198,000 ($163,000 from Anthony J. Renteria and $35,000 from Daniel M. Cofall) at an annual rate of interest of 5% on the outstanding principal balance. The notes are payable in full within thirty (30) days written notice by the holders. The notes may be paid in whole or in part without penalty or premium. Payments by the Company to the holder shall first be applied to any unpaid intertest and then to principal. As of March 31, 2007 $198,000 is outstanding on these notes.

PREFERRED STOCK

Class A preferred stock is non-voting, non-convertible and pays a 10% annual non-cumulative dividend.  The Company has the right, but not the obligation, to redeem the shares at any time at par value and the shares have a $1.00 involuntary liquidation preference. A distribution of $24,331 was declared as of the quarter ended September 30, 2006 and was paid on October 13, 2006. The distribution has been restored to a payable as of March 31, 2007, as the check was voided in January, 2007 due to the Company’s inability to locate the named recipient.

Class B preferred stock is non-voting, redeemable and pays a 3% cumulative dividend.  These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders that the Company receives from a promissory note in the amount of £421,874 (approximately US$827,928 at March 31, 2007) made by RLH that the Company holds. These were issued through a dividend to all common stockholders on October 20, 2006.  The Company valued these shares based on the value of the note amount on the dividend date of October 20, 2006.  As these shares are mandatorily redeemable upon the Company collecting the note receivable, they are classified outside of equity.

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

On December 29, 2006, the Company issued 300,000 shares of its Common Stock to Turtle Creek Assets, Ltd., a Texas limited partnership (“TCA”) in exchange for the aggregate consideration of (a) $300,000 cash plus (b) the assignment of a portfolio of approximately 5,387 defaulted and charged-off unsecured loans owned by TCA having an approximate aggregate outstanding principal balance of $1.9 million (the “Portfolio”).  The Portfolio had a purchase value to TCA of approximately $60,000 based on the price paid by TCA in November 2006.  Ultimate value to the Company of the Portfolio is uncertain and is dependent on the Company’s success in collecting the defaulted loans and the costs to the Company of the associated collection.  Since at the time of the transaction, the Company had not commenced operation to collect on these defaulted and charge-off unsecured loans, and collection if any was highly doubtful, the portfolio was not recorded as an asset.   In addition, TCA assigned the Company its rights and obligations to acquire future portfolios of charged-off loans from the originator of the loans.

Subsequent to commencement of operations and through the period ended March 31, 2007, gross collections on the TCA portfolio were approximately $40,900. After collection fees of approximately, $12,300, the Company realized net proceeds of $28,600.

On March 31, 2007, Rudy Ced, a member of the management of the Company subscribed to 50,000 shares of the Company’s Common Stock at $1.00 per share. The Company received the cash proceeds of $50,000 on April 3, 2007. The $50,000 is included in stockholders’ equity at March 31, 2007.

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

SUBSEQUENT EVENTS

The Company entered into a loan agreement on April 2, 2007 with a national debt buyer to provide $200,000 in working capital for the purchase of defaulted debt obligations. The agreement matures October 2, 2007. At maturity, the Company is obligated to repay the outstanding principal amount of the loan plus a one-time commitment fee of $35,000. No interest or other fees are payable on the loan. The Company has secured the loan with an undivided two-thirds interest in the accounts that make up the March portfolio, which has an aggregate purchase price of $315,396.

At the end of April, 2007 and at the beginning of May, 2007, the Company entered into three virtually identical $75,000 installment loan agreements with three private individuals. The aggregate loan amount of $225,000 will be used for working capital for the purchase of defaulted debt obligations. These notes bear interest at the annual rate of 12% and are payable in quarterly installments of principal and interest of $3,245 each beginning June 30, 2007. The notes are payable in full on June 30, 2010. These notes are secured by the $250,000 note receivable from the Buying Group and its collateral.

Also at the end of April, 2007 the Company received unsecured advances of funds from a shareholder and member of management and a related party, for a total of $65,000 for working capital for the purchase of defaulted debt obligations. The intent of the Company is to repay these advances without interest or other fees or obligations as soon as practical.

Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

1.

OPERATIONS

A.

Revenues

Revenues consist primarily of gross collections on finance receivables. Gross collections from continuing operations for the three and six months ended March 31, 2007 were $159,348 and $159,348, respectively.  NorAm uses the cost recovery method on collections on individual pools of accounts as the collectibility of these pools cannot be reasonably predicted at this time. Under the cost recovery method, no revenue is recognized until the Company has fully recovered the investment cost of the portfolio. As a result, $118,446 of revenue was offset against the finance receivables for the three and six months ended March 31, 2007. At such time that sufficient data becomes available or until such time that we consider the collections to be probable and estimable, the Company will adopt the AICPA’s SOP 03-3. According to SOP 03-3, income is recognized over the periods in which the pools are held for collection in accordance with the interest method. The $40,902 gross margin was a result of gross collections on a $60,000 portfolio that was fully reserved at acquisition.  Both the portfolio and the corresponding reserve have been reduced by $40,902 as of March 31, 2007.

B.

Operating expenses

Expenses from continuing operations were $341,338 for the six months ended March 31, 2007, an increase of $288,233 from the same period of the prior year.   This increase was a result of collection fees on the portfolio of $47,804, compensation expense of $87,500, increased legal and accounting fees of $139,178 and, other operating expenses of $13,781.

Expenses from continuing operations were $256,644 for the three months ended March 31, 2007, an increase of $234,988 from the same period of the prior year.   This increase was a result of collection fees on the portfolio of $47,804, compensation expense of $87,500, increased legal and accounting fees of $82,967 and, other operating expenses of $16,717.

C.

Other income (expense)

Red Leopard Holdings, plc shares were distributed to stockholders as a dividend in October 2006 with a value of $651,220. The securities were distributed to the common stockholders of record as of September 25, 2006 on a pro rata basis. An expense of $651,220 was recorded in the accompanying consolidated statement of operations. The Company owned 46,368,336 shares of Red Leopard Holdings, plc with a share price of 0.75 pence and a foreign exchange rate of 1.8726, the value of the securities were $651,220, which was the carrying value at the end of fiscal year 2006.

Interest income of $6,157 and $12,407 for the three and six months, respectively, ended March 31, 2007 was received on the $250,000 promissory note from a purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd. (collectively, the “Buying Group”) that purchased the Company’s subsidiaries, including Hotel Management Group, Inc. (“HMG”) and other hospitality assets, on September 29, 2006. Additional interest income of $2,315 for the three and six months ended March 31, 2007 was received on interest bearing bank balances.

For the three and six months ended March 31, 2007, the Company incurred interest expense of $1,670. Interest expense of $899 was incurred on the $198,000 stockholder loans and $771 was incurred on the $100,000 line of credit.

D.

Equity

Class B preferred stock is non-voting, redeemable and pays a 3% cumulative dividend.  These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders that the Company receives from a promissory note in the amount of £421,874 (approximately US$827,928 at March 31, 2007) made by RLH that the Company holds. The value of the note is adjusted quarterly based on foreign exchange rates.  These were issued through a dividend to all common stockholders on October 20, 2006.  The Company valued these shares based on the value of the note amount on the dividend date of October 20, 2006.  As these shares are mandatorily redeemable upon the Company collecting the note receivable, they are classified outside of equity.

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

On December 29, 2006, the Company issued 300,000 shares of its Common Stock to Turtle Creek Assets, Ltd., a Texas limited partnership (“TCA”) in exchange for the aggregate consideration of (a) $300,000 cash plus (b) the assignment of a portfolio of approximately 5,387 defaulted and charged-off unsecured loans owned by TCA having an approximate aggregate outstanding principal balance of $1.9 million (the “Portfolio”).  The Portfolio has a purchase value of approximately $60,000 based on the price paid by TCA in November 2006.  Ultimate value to the Company of the Portfolio is uncertain and is dependent on the Company’s success in collecting the defaulted loans and the costs to the Company of the associated collection.  Since the Company has no current operation to collect on these defaulted and charge-off unsecured loans, the portfolio was not recorded as an asset.   In addition, TCA assigned the Company its rights and obligations to acquire future portfolios of charged-off loans from the originator of the loans. In the three months ended March 31, 2007, collections were received totaling $40,902, prior to collection fees of thirty percent.  These collections were recorded as a reserve recovery offset by a reduction to the portfolio and the valuation reserve.

On March 31, 2007, Rudy Ced, a member of the management of the Company subscribed to 50,000 shares of the Company’s Common Stock at $1.00 per share. The Company received the cash proceeds of $50,000 on April 3, 2007. The $50,000 is included in stockholders’ equity at March 31, 2007.

E.

Discontinued operations

Prior year changes in revenue and expense relate entirely to the sale of the hospitality operating assets that occurred on September 29, 2006.  Essentially all of the operating assets and liabilities of the Company were disposed of at that time.

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

On November 2, 2006, the New Investors acquired control of the Common Stock of the Company.  Together, the New Investors now own 90% of the 14,049,210 shares of Common Stock now issued and outstanding, through the transaction described above.  Forty-five percent (45%) of the Common Stock is owned by Square Rock Ltd. Pension Plan and 45% of the Common Stock is owned by Global Trek.  The New Investors did not borrow funds to purchase the shares and used their own cash for the purchase. Although there was no prior formal agreement, the existing officers and directors of the Company immediately turned control of the board of directors over to the New Investors.

Upon closing the transaction on November 2, 2006, the board of directors of the Company called a special board meeting to turn control of the Company to the new investors.  Accordingly, directors Jonathan Tripp, Paul L. Barham and Clive Russell resigned from the board and appointed Daniel M. Cofall and Anthony J. Renteria to the board of directors of the Company.  None of the resignations were as a result of a disagreement with the Company or a refusal to stand for re-election.  Paul L. Barham also resigned as Chief Executive Officer and Chief Financial Officer, and Jonathan Tripp also resigned as Vice President and Controller.

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

3.

LIQUIDITY AND CAPITAL RESOURCES

The board of directors of the Company plans to seek additional bank financing for operating capital for purchases of finance receivable portfolios and equipment necessary to conduct operations in the receivable management and debt collection business.  In addition, the board will continue to attempt to negotiate the private sales of the Company’s securities in exempt transactions as additional capital is needed or desired. Management believes that the Company’s existing cash, together with anticipated cash flows from borrowings, sales of the Company’s securities and new operations, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company’s expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund losses.

Under the finance receivables purchase agreement entered into with a community financial services corporation in January, 2007, the Company is committed to making 24 monthly purchases of defaulted debt obligations. The purchase amount of each month’s portfolio varies depending on the number of defaulted debt obligations offered that month. The price of the first three purchases under this agreement averaged approximately $325,000 each. With consent, the Company may, at the point of acquisition or at a later time, resell any or all of the portfolios acquired under this agreement to other debt management companies if necessary to manage its liquidity requirements. It is the Company’s intent to liquidate most if not all acquired portfolios within six to nine months of their acquisition, the time period over which the Company expects that it will be able to realize the greatest return. The agreement is subject to termination if the Company fails to complete a monthly purchase commitment.

For the six months ended March 31, 2007, the Company raised $550,000 from the sale of common stock. Another $50,000 was raised from shares sold in March and collected in April. Additionally, the Company borrowed $100,000 under a bank line of credit and $198,000 from shareholders. Another $490,000 was borrowed in April and May from various parties.

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

On December 29, 2006, the Company issued 300,000 shares of its Common Stock to Turtle Creek Assets, Ltd., a Texas limited partnership (“TCA”) in exchange for the aggregate consideration of (a) $300,000 cash plus (b) the assignment of a portfolio of approximately 5,387 defaulted and charged-off unsecured loans owned by TCA having an approximate aggregate outstanding principal balance of $1.9 million (the “Portfolio”).  The Portfolio has a purchase value of approximately $60,000 based on price paid by TCA in November 2006.  Ultimate value to the Company of the Portfolio is uncertain and is dependent on the Company’s success in collecting the defaulted loans and the costs to the Company of the associated collection.  Since the Company has no current operation to collect on these defaulted and charge-off unsecured loans, the portfolio was not recorded as an asset.  In addition, TCA assigned the Company its rights and obligations to acquire future portfolios of charged-off loans from the originator of the loans. In the three months ended March 31, 2007, collections were received totaling $40,902, prior to collection fees of thirty percent.  These collections were recorded as a reserve recovery offset by a reduction to the portfolio and the valuation reserve.

On March 31, 2007, Rudy Ced, a member of the management of the Company subscribed to 50,000 shares of the Company’s Common Stock at $1.00 per share. The Company received the cash proceeds of $50,000 on April 3, 2007. The $50,000 is included in stockholders’ equity at March 31, 2007.

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

Defaults Upon Senior Securities.

NONE

Item 4.

Submission of Matters to a Vote of Security Holders.

On November 20, 2006, all members of the Board of Directors of the Company and shareholders of the Company owning 90% of the issued and outstanding Common Stock signed written consents to change the name of the Company from Harrell Hospitality Group, Inc. to NorAm Capital Holdings, Inc.   Reference is made here to the Information Statement filed on December 16, 2006 pursuant to Section 14-C of the Securities Exchange Act of 1934 that was also sent to all shareholders of the Company, for a further description of the transactions approved in the written consents.  The name change became effective January 5, 2007 upon the filing with the Delaware Secretary of State of the Amendment to the Articles of Incorporation.

Item 5.

Other Information

NONE

Item 6.

Exhibits

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer  and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

NORAM CAPITAL HOLDINGS, INC.

Date:	May 14, 2007	/s/ Anthony J. Renteria
Anthony J. Renteria
Principal Executive Officer and Director

Date:	May 14, 2007	/s/ Daniel M. Cofall
Daniel M. Cofall
Principal Financial Officer and Director