Form 10QSB
period 2007-06-30
NORAM CAPITAL HOLDINGS
filed 2007-08-15
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2007

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

(888) 886-6726

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 14, 2007, the issuer had outstanding 14,399,391 shares of Class A common stock, $.002 par value per share.

Transitional Small Business Disclosure Format (Check One):     Yes  ☐    No  ☒

NORAM CAPITAL HOLDINGS, INC.

Part I – FINANCIAL INFORMATION

Item 1.

 FINANCIAL STATEMENTS

NORAM CAPITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2007 (Unaudited)	September 30, 2006 (Audited)
Current assets:
Cash and cash equivalents	$50,547	$26,748
Accounts receivable	1,334,233	--
Note receivable – current portion	16,586	15,087
Marketable securities	--	651,220
Other receivables	10,609	--
Prepaid expenses	35,000	--
Total current assets	1,446,975	693,055
Notes receivable	1,071,297	1,024,914
Other assets	--	1,848
Total assets	$2,518,272	$1,719,817

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Line-of-credit	$100,000	$--
Notes payable – related parties	198,000	--
Accounts payable	28,260	18,950
Accrued liabilities	360,625	--
Short-term notes payable and current portion of long term notes payable	212,484	--
Total current liabilities	899,369	18,950
Long term liabilities:
Preferred series B dividend payable	9,971	--
Long term notes payable	212,516	--
Total liabilities	1,121,856	18,950
Redeemable preferred shares:
Class B, $0.01 par, 1,500,000 shares authorized 1,404,920 shares issued and outstanding, £0.26 per share voluntary liquidation preference ($0.60 per share @ June 30, 2007)	845,393	--
Stockholders’ equity:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331
Common stock:
Class A, $0.002 par value, 100,000,000 shares authorized, 14,399,391 and 1,405,101 shares issued and outstanding, respectively	28,799	2,810
Additional paid-in capital	4,622,570	4,048,559
Accumulated deficit	(4,343,677)	(2,593,833)
Total stockholders’ equity	551,023	1,700,867
Total liabilities & stockholders’ equity	$2,518,272	$1,719,817

See accompanying notes to consolidated financial statements.

NORAM CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2007	2006	2007	2006
Revenue:
Portfolio collection revenue	$348,362	$--	$507,710	$--
Portfolio liquidation revenue	1,825,821	--	1,825,821	--
Other revenue	25,547	--	25,547	--
Total revenue	2,199,730	--	2,359,078	--

Cost of services:
Finance receivables recovery	331,943	--	450,389	--
Liquidated pool recovery	1,559,040	--	1,559,040	--
Collection fees	103,696	--	151,500	--
Commissions	6,091	--	6,091	--
Total cost of operations	2,000,770	--	2,167,020	--
Gross profit	198,960	--	192,058	--

Operating expenses:
Compensation expense	90,000	--	177,500	--
Legal and professional fees	32,512	22,690	200,980	52,020
Other operating expenses	59,314	15,325	96,880	39,110
Total expenses	181,826	38,015	475,360	91,130
Operating income (loss)	17,134	(38,015)	(283,302)	(91,130)

Other income (expense):
Interest expense	(20,141)	(802)	(21,812)	(1,495)
Loss on distribution of marketable securities	--	--	(651,220)	--
Foreign currency gain (loss)	--	166	--	(881)
Interest income	6,099	--	20,821	--
Total other expense	(14,042)	(636)	(652,211)	(2,376)
Net income (loss) from continuing operations	3,092	(38,651)	(935,513)	(93,506)

Discontinued operations:
Gain on sale of discontinued operations	--	--	--	1,605,969
Income from discontinued operations	--	1,974	--	38,249
Net income (loss)	$3,092	$(36,677)	$(935,513)	$1,550,712

Basic and diluted income (loss) per common share
Continuing operations	$0.00	$(0.03)	$(0.07)	$(0.07)
Discontinued operations	$0.00	$0.00	$0.00	$1.30
Net income (loss) – basic	$0.00	$(0.03)	$(0.07)	$1.23
Net income (loss) – diluted	$0.00	$(0.03)	$(0.07)	$1.23

Weighted average number of common shares outstanding:
Basic and diluted	14,399,391	1,256,491	12,786,324	1,256,491

See accompanying notes to consolidated financial statements.

NORAM CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended June 30 ,
	2007	2006
Operating activities:
Net income (loss)	$(935,513)	$1,550,712
Adjustments to reconcile net income (loss) from net cash used by operating activities:
Gain on sale of discontinued operations	--	(1,605,969)
Income from discontinued operations	--	(38,246)
Loss on distribution of marketable securities	651,220	--
Changes in assets and liabilities:
Accounts receivable	(1,334,234)	(24,717)
Other receivables	(10,609)	--
Prepaid expenses	(35,000)	--
Other assets	1,848	(338)
Due to related parties	--	19,037
Accounts payable and accrued liabilities	369,935	19,520
Dividend payable	9,971	--
Net cash used by operating activities	(1,282,382)	(80,001)

Investing activities:
Finance receivables purchased	(1,737,793)	--
Proceeds from collections and sales of finance receivables	1,713,464	--
Proceeds from notes receivable	7,510	--
Net cash used by investing activities	(16,819)	--

Financing activities:
Proceeds from notes payable – related parties	198,000	40,000
Proceeds from line-of-credit	100,000	--
Proceeds from notes payable	490,000	--
Payment on notes payable	(65,000)	--
Proceeds from sales of common stock	600,000	--
Net cash provided by financing activities	1,323,000	40,000

Discontinued operations
Operating activities	--	39,900
Cash provided by discontinued operations	--	39,900

Net increase (decrease) in cash and cash equivalents	23,799	(101)

Cash and cash equivalents at beginning of period	26,748	47,975
Cash and cash equivalents at end of period	$50,547	$47,874

Non-cash transactions:
Dividend to stockholders – Redeemable Preferred Class B Stock	$845,393	$--
Supplemental cash flow information:
Interest paid	$1,799	$--

See accompanying notes to consolidated financial statements.

NORAM CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ORGANIZATION

On January 5, 2007, the name of the Company changed to NorAm Capital Holdings, Inc.  The name change will help distinguish the business from its previous course of business in the hospitality industry. NorAm Capital Holdings, Inc. (“the Company” or “NorAm”) is a Delaware corporation. The Company was formerly known as the Harrell Hospitality Group, Inc. (“HHG”) a Delaware corporation, and was originally incorporated in 1959 in the state of Massachusetts under the name of Formula 409, Inc.  HHG was primarily involved in the management and development of hotels, mainly in the states of California and Texas, and the United Kingdom. In February 2003, the HHG began operations in the United Kingdom with the formation of Harrell Hotels Europe, Ltd. (“HHE”), a wholly-owned subsidiary of the HHG.  HHG’s United Kingdom offices were located in London, England. HHG sold HHE on March 31, 2005.   HHG sold its remaining hospitality assets on September 29, 2006 to the Company, as described in Discontinued Operations below.

The Company commenced operations in January, 2007.  New controlling shareholders of the Company, Global Trek Property Holdings, L.P. (“Global Trek”) and Square Rock, Ltd. Pension Plan (“Square Rock”) (together, Global Trek and Square Rock, the “New Investors”) changed the direction of the Company and instituted new operations in financial receivables management and debt collection.  These types of services are expected to be rendered for credit issuers or other holders of debt portfolios.  In addition, the Company is engaging in the purchase and resale of portfolios of debt and may engage in the collection of debt portfolios for its own account.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended September 30, 2006, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company divested of all its prior operations as HHG as of September 29, 2006. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company is seeking additional funding to expand current operations.

REVENUE RECOGNITION

The Company has three principal categories of revenue:  portfolio collection revenue, portfolio liquidation revenue, and consulting fee revenue.  Portfolio collection revenue is money collected from debtors on the defaulted accounts.  Presently this collection would be through licensed third party collection agencies that the Company uses to collect portfolios; in the future, once the Company has established its in-house collection capabilities, the Company may make these collection efforts itself, or through a licensed subsidiary or affiliate. The portfolio collection revenues may pertain to portfolios owned by others, in which case the collection function is performed by the Company as a service for the owner of the portfolio in exchange for a portion of the funds collected, or it may relate to the outright collecting of debt portfolios owned by the Company.  Portfolio liquidation revenue is money the Company receives from reselling a portfolio of debt to another debt buyer. Portfolio liquidation revenue may come from either of two types of transactions: a purchase and almost immediate resale transaction, with no collection activity against account debtors while the Company owns the portfolio, or portfolio liquidation revenue may come from resale of remaining uncollected accounts in a portfolio that the Company has owned and collected for some period of time. Consulting fee revenues are monies that the Company charges for rendering services advising other companies on how to manage their receivables or maximize liquidation of existing portfolios of debt they may own, or how to implement strategies in the debt collection or acquisition business.  These revenues may be charged on a variety of bases, ranging from fixed fees to hourly charges (for consulting services) to contingency recovery fees. The Company recognizes consulting fee revenue upon rendering the consulting services.  The Company has adopted the cost recovery method of recognizing revenue on the collection of funds on its acquired portfolio. The cost recovery method is appropriate when collections on a particular pool or pools of accounts cannot be reasonably predicted. The Company adopted the cost recovery method due to (1) a lack of operating history, (2) no assurance that the Company will be able to raise the necessary capital to sustain operations, (3) the sole reliance on third party agencies to conduct collection activities, (4) no proven models to (a) reasonably determine the probability of collecting against any of the portoflios acquired to date or, (b) reasonably estimate the amount of funds collected therefrom. Under the cost recovery method, no revenue is recognized until the net acquisition cost of the pool or pools of accounts have been fully collected.  The Company will continue to use the cost recovery method until such time that it considers the collections of its portfolio of pools to be probable and estimable. At that point, and if applicable, the Company will begin to recognize income based on the interest method pursuant to the interest method under the guidance of Statement of Position 03-3, Accounting for Loans or Certain Securities Acquired in a Transfer (“SOP 03-3”).

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

Pro forma net loss and earnings per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the three and nine months ended June 30, 2006.

	For the three months ended June 30, 2006	For the nine months ended June 30, 2006
Net income (loss) as reported	$(36,677)	$1,550,712
Add: stock-based employee compensation included in reported net income (loss)	--	--
Less: total stock-based employee compensation expense determined under the fair value method for all awards	(7,295)	(14,590)
Pro forma net income (loss)	$(43,972)	$1,536,122

Earnings (loss) per share:
Basic and Diluted - as reported	$(0.03)	$1.23
Basic and Diluted - pro forma	$(0.03)	$1.22

Upon the adoption of SFAS 123R, the Company is to record compensation cost related to all new stock based compensation grants after the adoption date. The compensation cost to be recorded is based on the fair value at the grant date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  All stock options were canceled in August 2006, and no options have been granted through June 30, 2007.

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

NOTES RECEIVABLE

The Company has two Notes receivable at June 30, 2007.

One is a promissory note in the amount of $250,000 from a purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd. (collectively, the “Buying Group”) that purchased the Company’s subsidiaries, including Hotel Management Group, Inc. (“HMG”) and other hospitality assets, on September 29, 2006. The makers of the note are Paul Barham, Clive Russell, Geoffrey Dart and Apsley Estates, who are held jointly and severally liable.  The note is collateralized by the shares of HMG. The note bears interest at 10% per annum and is amortized quarterly with the final payment being due September 30, 2016.  This note is pledged by the Company as collateral to secure the Company’s obligations on three notes payable by the Company that total $225,000.

The other is a loan note due from Red Leopard Holdings, plc (“RLH”), received by the Company as the final consideration for the sale of HHE.  The loan note is valued at £421,874, or $845,393 at June 30, 2007. The note bears interest at 3% per annum payable annually beginning on March 31, 2007, on the outstanding principal balance. Any interest or principal proceeds received under this loan agreement are effectively dividend obligations of the Class B Redeemable Preferred shares and are payable when declared but generally not later than the full liquidation of the RLH note.  The first interest payment of $9,971 was received from RLH on May 2, 2007.  The note, due in full on March 31, 2015, is convertible into RLH common stock at the mid-market price on the day of conversion at the option of RLH. The Company considers its position to be similar to that of a fiduciary and, as such, will not recognize income from the interest proceeds.

FINANCE RECEIVABLES

Pursuant to a finance receivables purchase agreement entered into with a community financial services corporation in January, 2007, the Company is committed to making 24 monthly purchases of defaulted debt obligations at a predetermined rate times the gross face value of the portfolios. The purchase amount of each month’s portfolio varies depending on the number of defaulted debt obligations offered that month. The price of the  purchases under this agreement is averaging approximately $325,000 each. The Company has an option to renew the agreement for an additional period of 24 months, subject to the Company’s determination that the then offered purchase rate is acceptable. On June 18, 2007, the Company entered into an agreement to resell these portfolios to another national debt purchaser, with the closings of the resales to occur as the monthly portfolios are purchased by the Company.  This yields a small monthly profit to the Company and serves as the source of liquidity to manage the Company’s purchase obligation.

LINE OF CREDIT

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006. This facility was fully drawn on February 27, 2007,   All accrued interest and principal on the line of credit was repaid by the Company on July 2, 2007.

NOTES PAYABLE

The Company entered into a loan agreement on April 2, 2007 with a national debt buyer to provide $200,000 in working capital for the purchase of defaulted debt obligations.  At maturity, the Company was obligated to repay the outstanding principal amount of the loan plus a one-time commitment fee of $35,000. No interest or other fees are payable on the loan.   This loan was repaid in full on July 17, 2007, and the Company negotiated a discount on the commitment fee to $25,000.

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

Also at the end of April, 2007 the Company received unsecured advances of funds from a shareholder and member of management and a related party, for a total of $65,000 for working capital for the purchase of defaulted debt obligations.  This loan was repaid in full without interest on June 15, 2007.

The Company entered into agreements on February 26, 2007 with its principal stockholders to borrow for working capital purposes a total of $198,000 ($163,000 from Anthony J. Renteria and $35,000 from Daniel M. Cofall) at an annual rate of interest of 5% on the outstanding principal balance. The notes are payable in full within thirty (30) days written notice by the holders. The notes may be paid in whole or in part without penalty or premium. Payments by the Company to the holder shall first be applied to any unpaid intertest and then to principal. As of June 30, 2007, $198,000 was outstanding on these notes.  These notes were repaid in full on July 3, 2007.

PREFERRED STOCK

Class A preferred stock is non-voting, non-convertible and pays a 10% annual non-cumulative dividend.  The Company has the right, but not the obligation, to redeem the shares at any time at par value and the shares have a $1.00 involuntary liquidation preference. A distribution of $24,331 was declared as of the quarter ended September 30, 2006 and was paid on October 13, 2006. The distribution was restored to a payable as of March 31, 2007, as the check was voided in January, 2007 due to the Company’s inability to locate the named recipient.  The shareholder was located in June 2007, and the distribution was paid at that time.

Class B preferred stock is non-voting, redeemable and pays a 3% cumulative dividend.  These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders that the Company receives from a promissory note in the amount of £421,874 (approximately US$845,393 at June 30, 2007) made by RLH that the Company holds.   These were issued through a dividend to all common stockholders on October 20, 2006.  The Company valued these shares based on the value of the note amount on the dividend date of October 20, 2006.  As these shares are mandatorily redeemable upon the Company collecting the note receivable, they are classified outside of equity.

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

On December 29, 2006, the Company issued 300,000 shares of its Common Stock to Turtle Creek Assets, Ltd., a Texas limited partnership (“TCA”) in exchange for the aggregate consideration of (a) $300,000 cash plus (b) the assignment of a portfolio of approximately 5,387 defaulted and charged-off unsecured loans owned by TCA having an approximate aggregate outstanding principal balance of $1.9 million (the “Portfolio”).  The Portfolio had a purchase value to TCA of approximately $60,000 based on the price paid by TCA in November 2006.  Ultimate value to the Company of the Portfolio based on actual collections received by the Company  and the ultimate resale of the Portfolio has totaled approximately $68,215.

On March 31, 2007, Rudy Ced, a member of the management of the Company subscribed to 50,000 shares of the Company’s Common Stock at $1.00 per share. The Company received the cash proceeds of $50,000 on April 3, 2007

DISCONTINUED OPERATIONS

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

SUBSEQUENT EVENTS

The Company sold its inventory of portfolios of consumer “payday” loans to another national debt buyer pursuant to a contract entered into on June 29, 2007 that funded on July 2, 2007.  The Company used the resulting proceeds of approximately $1,022,214 to repay outstanding indebtedness of the Company and for working capital.  On July 2, 2007 the Company repaid its $100,000 bank line of credit and all interest thereon.  On July 3, 2007, The Company also repaid shareholder loans of approximately $198,000, and on July 17, 2007 repaid the $200,000 term loan in full and fees due thereon.

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

1.

OPERATIONS

A.

Revenues

Revenues consist primarily of portfolio collection revenue from collections on finance receivables and portfolio liquidation revenue from  sales of debt portfolios. Gross collections from continuing operations for the three and nine months ended June 30, 2007 were $348,362 and $507,710, respectively.  NorAm uses the cost recovery method on collections on individual pools of accounts as the collectibility of these pools cannot be reasonably predicted at this time. Under the cost recovery method, no revenue is recognized until the Company has fully recovered the investment cost of the portfolio. As a result, $331,943 of revenue was offset against the finance receivables for the three months and $450,389 for nine months ended June 30, 2007. At such time that sufficient data becomes available or until such time that we consider the collections to be probable and estimable, the Company will adopt the AICPA’s SOP 03-3. Portfolio liquidation revenue for the quarter and year to date were $1,825,821 and were offset by recoveries of $1,559,040.   According to SOP 03-3, income is recognized over the periods in which the pools are held for collection in accordance with the interest method. Both the portfolio and the corresponding reserve have been reduced to zero as a result of the sale of receivables as of June 30, 2007.

B.

Operating expenses

Expenses from continuing operations were $475,360 for the nine months ended June 30, 2007, an increase of $384,230 from the same period of the prior year.   This increase was a result of  compensation expense of $177,500, increased legal and accounting fees of $148,960 and increased other operating expenses of $57,770.

Expenses from continuing operations were $181,826 for the three months ended June 30, 2007, an increase of $143,811 from the same period of the prior year.   This increase was a result of compensation expense of $90,000, increased legal and accounting fees of $9,822 and increased other operating expenses of $43,989.

C.

Other income (expense)

Red Leopard Holdings, plc shares were distributed to stockholders as a dividend in October 2006 with a value of $651,220. The securities were distributed to the common stockholders of record as of September 25, 2006.  The distribution was not on a pro rata basis. An expense of $651,220 was recorded in the accompanying consolidated statement of operations. The Company owned 46,368,336 shares of Red Leopard Holdings, plc with a share price of 0.75 pence and a foreign exchange rate of 1.8726, the value of the securities were $651,220, which was the carrying value at the end of fiscal year 2006.

Interest income of $12,407 for the nine months ended June 30, 2007 was received on the $250,000 promissory note from a purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd. (collectively, the “Buying Group”) that purchased the Company’s subsidiaries, including Hotel Management Group, Inc. (“HMG”) and other hospitality assets, on September 29, 2006. Interest was accrued for the payment due of $5,658.  Additional interest income of $441 and $2,756 for the three and nine months ended June 30, 2007 was received on interest bearing bank balances.

For the three months ended June 30, 2007, the Company incurred interest expense of $20,141 and $21,812 for the first nine months. Interest expense was incurred on the $198,000 stockholder loans, the $100,000 line of credit, the $225,000 working capital facility, and term loan fees on the $200,000 note.

D.

Equity

Class B preferred stock is non-voting, redeemable and pays a 3% cumulative dividend.  These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders that the Company receives from a promissory note in the amount of £421,874 (approximately US$845,393 at June 30, 2007) made by RLH that the Company holds. The value of the note is adjusted quarterly based on foreign exchange rates.  These were issued through a dividend to all common stockholders on October 20, 2006.  The Company valued these shares based on the value of the note amount on the dividend date of October 20, 2006.  As these shares are mandatorily redeemable upon the Company collecting the note receivable, they are classified outside of equity.

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

On December 29, 2006, the Company issued 300,000 shares of its Common Stock to Turtle Creek Assets, Ltd., a Texas limited partnership (“TCA”) in exchange for the aggregate consideration of (a) $300,000 cash plus (b) the assignment of a portfolio of approximately 5,387 defaulted and charged-off unsecured loans owned by TCA having an approximate aggregate outstanding principal balance of $1.9 million (the “Portfolio”).  The Portfolio has a purchase value of approximately $60,000 based on the price paid by TCA in November 2006.  Ultimate value to the Company of the Portfolio is uncertain and is dependent on the Company’s success in collecting the defaulted loans and the costs to the Company of the associated collection.  Since the Company has no current operation to collect on these defaulted and charge-off unsecured loans, the portfolio was not recorded as an asset.   In addition, TCA assigned the Company its rights and obligations to acquire future portfolios of charged-off loans from the originator of the loans. In the six months ended June 30, 2007, collections were received totaling $60,000 prior to collection fees of thirty percent.  These collections were recorded as a reserve recovery offset by a reduction to the portfolio and the valuation reserve.

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

The Company has been pursuing the purchase and collection of small balance short-term consumer loans.  Through a forward-flow purchase contract the Company has with a community financial services corporation, The Company committed to purchasing monthly portfolios of charged off loans.  The Company then outsourced these loans to various licensed third party collection agencies for collection while the Company positioned itself to build it own collection resources.  From January through May, the Company built an inventory of these consumer “payday” loans, and realized proceeds from the collection efforts of the third party collection companies.  However, the financial drain was significant, and a large percentage of the Company’s assets became tied up in these portfolios.  The board of directors of the Company decided to sell the inventory of loans to increase liquidity and allow the Company to pursue other receivable management opportunities.  In June the Company completed the sale of its inventory, realizing gross proceeds of approximately $1,022,214 from the sale in July.

In the coming months one of the areas the Company plans to be actively engaged in is the purchase and resale of debt portfolios rather than a “purchase, hold and collect” business model.  The Board hopes that this will improve the monthy cash flow and profitability, while holding expenses and cash requirements to a relatively lower level.

3.

LIQUIDITY AND CAPITAL RESOURCES

The board of directors of the Company plans to seek additional bank financing for operating capital for purchases of finance receivable portfolios and equipment necessary to conduct operations in the receivable management and debt collection business.  In addition, the board will continue to attempt to negotiate the private sales of the Company’s securities in exempt transactions as additional capital is needed or desired. Management believes that the Company’s existing cash, together with anticipated cash flows from borrowings, sales of the Company’s securities and operations, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company’s expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund losses.

Under the finance receivables purchase agreement entered into with a community financial services corporation in January, 2007, the Company is committed to making 24 monthly purchases of defaulted debt obligations. The purchase amount of each month’s portfolio varies depending on the number of defaulted debt obligations offered that month. The price of the first three purchases under this agreement averaged approximately $325,000 each.  On June 18, 2007, the Company entered into an agreement to resell these portfolios to another national debt purchaser, with the closings of the resales to occur as the monthly portfolios are purchased by the Company.  This yields a small profit to the Company and serves as the source of liquidity to manage the Company’s purchase obligation.

On June 29, 2007, the Company sold its inventory of portfolios of defaulted payday loans in a transaction that yielded proceeds to the Company of approximately $1,022,214.  These proceeds served as the source to repay much of the Company’s outstanding debt, including the $100,000 bank line of credit, $198,000 loans from shareholders, and $200,000 borrowed from others.

For the nine months ended June 30, 2007, the Company raised $600,000 from the sale of common stock.

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

NORAM CAPITAL HOLDINGS, INC.

Date: August 14, 2007	/s/ Anthony J. Renteria
Anthony J. Renteria
Principal Executive Officer and Director

Date: August 14, 2007	/s/ Daniel M. Cofall
Daniel M. Cofall
Principal Financial Officer and Director