Form 10KSB
period 2007-09-30
NORAM CAPITAL HOLDINGS
filed 2007-12-28
CIK 45694

NORAM CAPITAL HOLDINGS, INC.

P.O. Box 9250,  Dallas, Texas 75209

Form 10-KSB

For the fiscal year ended:

September 30, 2007

Submitted to

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.

Commission File No. 0-2661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

[X]     ANNUAL REPORT UNDER TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:     September 30, 2007

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period   from    to

Commission File No.:     0-2661

NORAM CAPITAL HOLDINGS, INC.

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

(1)  YES ☒   NO

(2)  YES ☒   NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES ☐   NO ☒

State issuer’s revenues for its most recent fiscal year: $3,419,310.

The aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of December 27, 2007, the last available quotation date:  Approximately $886,485.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  The number of shares of the registrant's Class A, $.002 par value Common Stock outstanding as of December 27, 2007 was 14,399,070.

PART I

Forward-looking Statements

In addition to historical information, this annual report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events.  These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will”, or other similar words or phrases.  Forward-looking statements include, without limitation, statements related to the Company’s plans, objectives, expectations, and intentions, and market and general economic conditions.  These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Item 1. Description of Business

(A) Business Development:

History of the Company

NORAM CAPITAL HOLDINGS, INC. (Formerly HARRELL HOSPITALITY GROUP, INC.) (the "Company") is a Delaware corporation which was originally incorporated in 1959 in Massachusetts under the name of Formula 409, Inc.  In 1967, the Company's name was changed to The Harrell Corporation, in 1968 to Harrell International, Inc., and in 2000 to Harrell Hospitality Group, Inc.  The Company changed its state of incorporation from Massachusetts to Delaware in March, 1987.  The Company originally manufactured and sold a multi-purpose household spray cleaner under the registered trademark "Formula 409."  In 1970, the Company sold the rights to "Formula 409" to Clorox Corporation.  During the period 1970 to 1983 the Company was primarily engaged in the business of acquiring and operating food and non-food brokers which represented the products of various unrelated manufacturers to either the U. S. domestic civilian market or to the U. S. military resale system.  In 1983, the Company completed the divestiture of its consumer products brokerage businesses and entered a phase during which its revenues were derived primarily from the collection of receivables acquired in connection with such divestitures.

From 1983 to 1990 the Company was largely inactive, and Wilson Harrell, the president of the Company at that time, sought possible merger candidates. In 1991 and 1992 the Company entered into agreements with Xenex, Inc., now known as Businesship International (“BI”), to make an equity investment in the Company and fund certain loans to the Company.

In 1992 the Company acquired Hotel Management Group, Inc., a Texas corporation ("HMG"). The principals of HMG, Paul L. Barham and Norman L. Marks, had significant experience in hotel operations and management, and the business of the Company changed to hotel acquisition and management.   The Company managed two hotels in California and made a number of attempts to acquire hotels in the United States.  The small size and lack of financial resources made such acquisitions difficult, and despite attempts to join with equity partners and financing partners in the acquisition and development of hotels, the Company was unsuccessful in establishing additional long term management contracts or ownership of hotels in the U.S. The Company opened an office in the United Kingdom in 1999 to seek hotel acquisition opportunities and management opportunities, but these efforts did not result in hotel ownership or management contracts, and in 2005 the Company sold its UK subsidiary to Red Leopard Holdings, plc (“RLH”), a UK company traded on the AIM London Stock Exchange.

The Company needed additional capitalization to remain a going concern, and the Board sought investors who would invest in the Company and support it in its existing hospitality business. However, the Board, in discussions with potential investors, only found those that were interested in taking the Company in a different direction, away from the hospitality business. One such investor group, Global Trek Property Holdings, L.P., and Square Rock, Ltd., made it clear that in order for the Company to be attractive to them, the Company must divest itself of its hospitality assets and pay off or provide for all of the liabilities. The Board received similar comments from other potential investors in informal discussions.

New Investors

In late June 2006, the Company entered into a Letter of Intent with Global Trek Property Holdings, L.P. (“Global Trek”) and Square Rock, Ltd. (“Square Rock”) (together, the  “New Investors”) for them to inject capital into the Company to fund new operations in exchange for ninety percent (90%) of the common stock of the Company.  The Letter of Intent conditioned closing on, among other things (i) elimination of our outstanding stock options, (ii) divestiture of the RLH stock that the Company owned, (iii) divestiture of the hospitality assets, (iv) payment of existing liabilities, and (v) reduction of the number of outstanding shares through a reverse stock split.

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

Divestiture of the Company’s Hospitality Assets

On August 28, 2006, the Company entered into an agreement to sell HMG and all ancillary hospitality assets to a purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd. (collectively, the “Buying Group”).   At the time, Paul Barham was a director and chief executive officer of the Company, Clive Russell was a director, Geoffrey Dart was a former director, and Apsley Estates, Ltd. was a consultant to the Company and is affiliated with Geoffrey Dart.  On September 29, 2006, the sale of  HMG and the ancillary hospitality assets to the Buying Group was completed.

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

Divestiture of the Company’s Holdings in Red Leopard Holdings, plc (“RLH”)

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

Dividend of the Company’s B Preferred, Series 2 Shares

On October 31, 2006, the Board declared a dividend to the shareholders on the Company’s Common Stock, payable in shares of a new series of the Company’s B preferred stock.  For each share of Common Stock that was owned as of October 30, 2006, each shareholder has been issued one share of the Company’s Class B Redeemable Preferred Stock Series 2 (“Series 2 Preferred”).   These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders of the Company received from a promissory note in the amount of £421,874 (approximately US $863,871 at September 30, 2007)  made by RLH that the Company holds.

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

The new board of directors called a special meeting of directors on November 2, 2006, and Anthony J. Renteria was appointed President and Chief Executive Officer of the Company.  Daniel M. Cofall was appointed Executive Vice President and Chief Financial Officer of the Company.  One board of director position remains unfilled at this time.

Change of Business to Financial Receivable Management

The Board changed the business of the Company from the hospitality industry to financial receivables management and debt collection.  These types of services are  rendered for credit issuers or other holders of debt portfolios.  The Company is also  actively reviewing acquisition opportunities in these areas.

Name Change

On January 5, 2007, the name of the Company was changed to NorAm Capital Holdings, Inc.  The name change is designed to help distinguish the business of the Company from its previous course of business in the hospitality industry.

(B) Business of the Issuer:

For the fiscal year ended September 30, 2007, the period covered by this Annual Report, the business of the Company was in financial receivables management and debt collection management.  These services were rendered for credit issuers or other holders of debt portfolios.  In addition, the Company is engaging in the purchase and resale of portfolios of defaulted debt and may engage in the collection of debt portfolios for its own account.

Prior to the sale of the hospitality assets, discussed above, that closed on September 29, 2006, the Company was in the hotel management business.  Financial information for the year ending September 30, 2006 relates to the hotel business only and is not relevant to the Company current business of financial receivables management.

Shortly after the change of control on November 2, 2006, the Company began its operations in the accounts receivable management business.  The Company provides services to its clients to allow the clients to maximize their returns on their charged-off debt and accounts receivable.  These client companies include debt issuers, such as banks, credit card companies, short term “payday” lenders, automobile lenders and other creditors, secondary resellers of charged-off debt portfolios, and buyers of debt portfolios.  Clients may be domestic or international, although to date the Company has focused on domestic clients.  In addition to services for client companies, the Company engages in charged-off debt trading and debt buying and collection for its own account.  The Company plans to add its own debt collection services through a proposed debt service center that the Company may acquire or build.  For the most part, the debt involved is individual consumer debt, although other types of commercial debt may be considered.

Revenue Sources and Revenue Models

The Company provides its services in several ways that are distinct but complementary revenue models.   The first of these is client services.  Client services includes providing collection agency management services to companies to help them maximize returns from their use of third-party debt collection companies, strategic advisory and consulting services to review their portfolios of delinquent debt and provide counsel on ways to maximize returns to the client companies from their receivables.  The Company plans to provide debt collection services itself once it has acquired the call center facilities and licenses necessary.  Through the proposed call center, the Company will also offer pre-chargeoff services to client companies such as customer reminder calls and follow-up calls.   The client advisory services are provided by contract on an hourly rate basis or may be negotiated on a monthly fee basis.  Typically, the debt collection management work would be billed to the client based on a contingency recovery fee basis from actual recoveries made by the collectors, although the management supervision may be by fixed monthly fee as well.  Debt collection services, once instituted, will generally be on a contingent fee based on a percentage of actual gross collections.

The second revenue model the Company uses is that of charged-off debt trading.  This consists of contemporaneously purchasing and reselling debt portfolios acquired from debt issuers and other debt owners without first collecting or scoring the portfolios.  The Company profits from the margin between the price it purchases a portfolio from a seller and the resale price to a buyer.  At times a large national portfolio of debt, such as defaulted auto loans, might be acquired from a single debt issuer and broken up and sold in smaller portfolios such as individual states or groups of states.  This repackaging can increase profit margins to the Company depending on the demand for smaller portfolios and particular states.  In addition to acting as a principal in debt trading transactions, for a fee, the Company may, in other transactions serve as a broker to locate debt portfolios for buyers or locate debt buyers for sellers.  The debt trading revenue model requires the Company to have funds available to purchase a portfolio, but only for a very limited amount of time since the resale generally occurs the same day, the next day or within a few days of the purchase.

The third revenue model for the Company is buying charged-off debt portfolios for its own account, holding those portfolios and working the portfolios to collect the accounts.  Under this model, the Company purchases debt portfolios it believes will return a high yield and immediately begins the collection process.  At present, the Company utilizes one or more third-party collection agencies to collect the debt, provides liquidation strategies and closely monitors their progress.  Depending on the portfolio, legal actions may also be instituted to collect the debt.  The Company plans to establish its own call center and obtain licensing to have its own consumer debt collection operations.  At that time, the Company would also collect accounts on its own behalf for portfolios it owns, as well as provide services for other clients.  Typically, though not always, after the Company has held and collected a portfolio for some period of months, the remaining uncollected accounts will be repackaged and resold on the secondary market for a lump sum.  The debt buying and collecting revenue model requires the Company to have substantial funds available for an indefinite period of time.  Often, to have an opportunity to acquire promising debt portfolios the buyer must commit to the debt issuer to buy all monthly charge-offs of that issuer for a specified time period of six months or a year.  For this reason, the Company needs substantial financial liquidity or financial partners to undertake large scale debt buying.

Competitive Business Conditions and the Company’s Position in the Industry

The overall market for delinquent debt recovery services is increasing rapidly.  The amount of consumer credit outstanding nationally is at record levels, and charged-off consumer debt is increasing dramatically, both in dollar volume and in absolute number of accounts.  Consumer lenders are seeking to maximize their recoveries on the credit extended.   The lenders are using several different strategies to maximize their cash flow.

Collection of delinquent accounts is the first and most obvious way creditors make recoveries on defaulted debt.  Many employ internal collectors as the first method to collect past due accounts.  If internal collection efforts do not succeed, traditionally consumer lenders, such as credit card issuers, have engaged third-party collection agencies to assist for a relatively short period of time, usually 60 to 120 days. There are a large number of collection agencies throughout the United States, most offering similar services of collection of accounts in exchange for a percentage of collections received.  The Company does not have its own call center at present and does not perform collection services directly, although it plans to acquire or develop a collection agency within the next twelve months or so. The Company does offer to manage the distribution and placement of accounts to third-party collectors for the client creditor, using a competitive model among collectors and seeking niche collectors for very specific types of debt portfolios in order to increase the returns to the client creditor.  The Company can also monitor the liquidation rates being obtained and advise the creditor regarding optimal timing and selling strategies.  The Company believes this approach of providing  a value added service of optimizing recoveries from third-party collectors  and providing consulting services if desired, allows it to distinguish itself from the many other collection agency options that are available to the client creditor.

The second major way the creditor produces cash from the delinquent accounts is to recall all uncollected accounts from the collection agency, make the determination that the accounts are not quickly collectible and label them as “charge-off” accounts and put them in a portfolio for resale for a discounted lump sum.  Large established credit issuers, such as credit card companies, routinely charge-off portfolios of uncollected accounts on a monthly basis and sell them for a negotiated or bid price.  Generally, such a creditor, sells all charge-offs for that month for the entire national portfolio for a particular credit card in one lump sale, and usually contracts are negotiated in which the buyer must commit to purchase all charge-offs at a stated rate for a period of six months or a year, called a “forward flow” contract.  There is strong competition to purchase forward flow charge-offs direct from the issuer of the debt.   This direct-from-issuer debt is generally considered by professional collectors to be among the most  predictable and highest liquidating debt on the market, and returns high, stable yields.  There are therefore many buyers would like to purchase at least a portion of these types of portfolios.  However, the major credit issuers desire not only to receive the best price from the sale of the charged-off portfolios, but are also concerned with their brand reputation and are thus concerned about the identity and reputation of the final holder of the debt and the collection procedures that will be used.   Therefore, in the major issuer direct sales market, competition is fierce and there are only a comparatively few companies that have both the financial ability to make the purchases and are acceptable to the issuers.  The Company believes that the contacts in the industry, experience and reputation of its senior management give it the ability to successfully compete for the purchase of these types of products.  Financially, the ability of the Company to purchase a particular forward flow of debt would depend on a number of factors such as the size of the portfolio, the price, the duration of the flow, whether the purchase was for resale or for holding by the Company, whether the Company had a financial partner or financing available for the purchase or a buyer located for resale.

Credit markets, both nationally and globally are facing extraordinary pressures.  As debt delinquencies increase, lenders are becoming more focused on generating recoveries from the charge-offs, and the volume and varieties of bad debt being sold has increased.  With the increases in supply, there is general pressure on the prices of debt portfolios, and with respect to many areas of defaulted debt, the prices are now starting to fall.  This negatively impacts companies that have locked in forward flow purchases at historically high rates, and some credit issuers are being forced by market conditions to reprice their portfolios to lower levels.  Both debt buyers and debt sellers are in the process of re-pricing to adjust for changing risk tolerance, liquidation curves and economic expectations.  Buyers change their expectations more rapidly than do sellers, and the markets are currently adjusting to these changes.  The Company does not hold significant portfolios of debt that are affected by these market pricing changes, and its  forward flow purchase commitments do not extend beyond November 2007, thus its loss exposure is very limited during this period of transition.  The Company expects that the issuer market for forward flows will stabilize again, with a probable lower pricing structure during fiscal year 2008.

Sources of Debt Portfolios

As discussed above, consumer debt portfolios are regularly sold as charge-offs by major banks and credit card companies.  While the Company seeks such issuer direct portfolios, the Company is also pursuing a number of other sources of debt.  Through business development, education and counseling of clients, the Company is locating various companies that have never pooled the debt and sold it to buyers.  This represents entirely new sources of fresh issuer-direct debt that may have high value to debt buyers.   There are many different debt issuers that are potential sources, including automobile lenders, rent-to-own lenders, retail installment lenders, payday lenders, and internet lenders, among others.

In addition to the issuer direct market, the Company also participates in secondary resales of uncollected debt portfolios by debt collectors and other debt buyers.  Trading in the secondary market for charged-off debt is not fully established for all types of debt, and the Company is helping develop various niches of secondary debt resales.

Customers

There are many potential clients for the Company in that there are thousands of lenders and debt issuers who need financial receivable management services.  The Company is in its early stages of business development, thus at this point it is dependent on a relatively few number of contracts and clients.  The Company is actively expanding the number of its seller and buyer sources, as well as its collection agency relationships.

Licensing

Generally no licensing is required to trade or own debt portfolios or provide financial receivable management services to lenders.  However, in order to collect debts owing to individuals or consumers, most states require certain licenses or bonds, or both.  At present, the Company does not conduct debt collection services itself, and thus no licensing is required.  The Company utilizes fully licensed third-party collection agencies to handle its collections at this time.  If and when the Company enters the contingency collection market with its own facilities, it will be required to obtain the necessary state licenses and bonds.

Effect of Government Regulation on the Business

All companies or entities that originate, service, collect or maintain consumer loans are subject to federal regulations regarding privacy of financial records and the fraudulent access to financial information.  Various statutes, such as the Fair Debt Collection Practices Act (the “FDCPA”), the Gramm-Leach-BlileyAct (the “GLB Act”), the Patriot Act, and the Fair Credit Reporting Act (the “FCRA”) regulate lenders, holders of debt and collectors of debt.  As a holder of debt, and as a liaison with debt collectors and lenders, the Company is affected by the governmental regulations.  The FDCPA imposes restrictions on debt collectors on the procedures and tactics that can be used in the debt collection process and prescribes certain notices that must be provided to debtors in a timely fashion.  Failure to adhere to the FDCPA can result in liability to the collector and to the creditor or holder of the debt for the violation, and the FDCPA gives a right to the debtor to bring legal action directly against these parties for violation of the regulations.  The GLB Act requires banks, financial institutions and debt collectors  to provide annual privacy notices to debtors, to develop written security plans to safeguard non-public personal financial information, and to take precautions against pretexting and other fraudulent access to financial records of debtors.

The consumer protection regulations are a fact of the business of consumer debt management, and the Company views the rules and regulations as something positive for the industry that should be embraced.  Too often the business of debt collection and defaulted debt trading is viewed negatively by the public, and the Company believes it is in its best interest and the best interest of its clients and the industry as a whole to raise the standards and elevate business ethics.  While legal compliance and security measures have a significant cost, the Company believes it is essential to the integrity of the business and the ultimate financial success of the business.   The Company works with industry trade groups such as the Debt Buyers Association (“DBA”) and the American Collectors Association (“ACA”) to stay current and advise on these topics.

Because of perceived lending practices abuses, individual states are continually reviewing consumer laws and consumer lending regulations.  This type of state regulation can create risk that various loans and the collection of certain loans can become more restricted, licensed or even banned.  For example, some states have enacted legislation requiring internet lenders to be licensed in their state and may attempt to regulate the collection of such loans.

Business Development

The business of the Company does not require extensive product development or software development, and the Company does not anticipate large commitments of time, money or personnel towards such development.  However, a large amount of the executive management time is spent toward developing new client relationships and seeking new loan portfolios, new sellers of products and new buyers.

Employees

At September 30, 2007, the Company had 4 full time employees and 3 persons providing contract assistance.

Item 2. Description of  Property

(A)

Principal Offices

The Company has not owned or leased any real estate during the fiscal year ending September 30, 2007.  In conducting its operations this year, the Company’s staff has used home offices and a post office box address.  At the date of filing this Annual Report, management of the Company is considering the lease of office space to meet its needs for the coming year.

(B)

Investment Policies

The Board has not set any limit on the Company’s investments in real estate or real estate mortgages.  While the Company does not have plans at present to acquire real estate, interests in real estate or real estate mortgages, the Board may consider investment in real estate, and first or second mortgages or portfolios of mortgages, either for income or for long term investment, on a case by case basis.

(C)

Real Estate

The Company does not own or lease any real estate.

Item 3.  Legal Proceedings

There were no material legal proceedings, either on-going, instituted by or against, or otherwise involving the Company during the period ended September 30, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(A)

Market Investments

During the fourth quarter of Fiscal 2000, the Company’s Common Stock commenced trading on the NASD Over-the-Counter Bulletin Board (the “Bulletin Board”) under the symbol “HLTLA.”  The trading symbol was changed to “HLHGA” in connection with the reverse split that occurred on September 29, 2006.  Following the Company’s name change on January 5, 2007, the trading symbol was changed to “NRMH”.  There has been no material market for the Company stock from 1991 until this time.  The following table shows the range of closing bid prices for the Company's Common Stock in the over-the-counter market for the fiscal quarters indicated, as reported by the Bulletin Board.  The quotations represent limited or sporadic trading and, therefore, do not constitute an "established public trading market".  The quotations represent inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Fiscal 2007 Bid Prices		Fiscal 2006 Bid Prices
	High	Low	High	Low

First Quarter	$5.50	$1.00	$2.17	$2.17
Second Quarter	$3.00	$1.05	$2.17	$1.40
Third Quarter	$6.00	$1.05	$1.39	$0.69
Fourth Quarter	$1.40	$0.55	$4.34	$0.69

(B)

Holders

As of September 30, 2007, there were approximately 1,060 record holders of the Company's Class A Common Stock.

(C)

Dividends

There were no cash dividends paid on the Company’s Class A common stock in the last two fiscal years.    No express limits have been set on payment of dividends, other than those imposed by state corporate law statutes.  Delaware corporate law permits payment of  dividends only out of surplus, or if there is no surplus, out of net profit from the current fiscal year and the preceding fiscal year.

(D)

Securities Authorized for Issuance Under Equity Compensation Plan

As of September 30, 2007, there were no securities authorized for issuance under equity compensation plans.  All outstanding stock options had been cancelled by mutual agreement between the option holders and the Company.

(E)

Recent Sales of Unregistered Securities

Recent sales of securities by the Company within the past three years that have been made without registration under the Securities Act of 1933 have been disclosed in previous Form 10-QSB reports or Form 8-K reports.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, deferred tax assets, property and equipment, investments, accrued expenses, contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from these sources.  Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to the Company’s business operations and the understanding of the Company’s results of operations.  For a detailed discussion on the application of these and other accounting policies, see Note A in the Notes to Financial Statements.

Revenue Recognition

The Company has three principal categories of revenue:  portfolio collection revenue, portfolio liquidation revenue, and consulting fee revenue.  Portfolio collection revenue is money collected from debtors on the defaulted accounts.  Presently this collection would be through licensed third party collection agencies that the Company uses to collect portfolios; in the future, once the Company has established its in-house collection capabilities, the Company may make these collection efforts itself, or through a licensed subsidiary or affiliate. The portfolio collection revenues may pertain to portfolios owned by others, in which case the collection function is performed by the Company as a service for the owner of the portfolio in exchange for a portion of the funds collected, or it may relate to the outright collecting of debt portfolios owned by the Company.  Portfolio liquidation revenue is money the Company receives from reselling a portfolio of debt to another debt buyer.  Portfolio liquidation revenue may come from either of two types of transactions: a purchase and almost immediate resale transaction, with no collection activity against account debtors while the Company owns the portfolio, or portfolio liquidation revenue may come from resale of remaining uncollected accounts in a portfolio that the Company has owned and collected for some period of time. Consulting fee revenues are monies that the Company charges for rendering services advising other companies on how to manage their receivables or maximize liquidation of existing portfolios of debt they may own, or how to implement strategies in the debt collection or acquisition business.  These revenues may be charged on a variety of bases, ranging from fixed fees to hourly charges to contingency recovery fees. The Company has adopted the cost recovery method of recognizing revenue on the collection of funds on its acquired portfolio. The cost recovery method is appropriate when collections on a particular pool or pools of accounts cannot be reasonably predicted. The Company adopted the cost recovery method due to (1) a lack of operating history, (2) no assurance that the Company will be able to raise the necessary capital to sustain operations, (3) the sole reliance on third party agencies to conduct collection activities, (4) no proven models to (a) reasonably determine the probability of collecting against any of the portfolios acquired to date or, (b) reasonably estimate the amount of funds collected therefrom. Under the cost recovery method, no revenue is recognized until the net acquisition cost of the pool or pools of accounts have been fully collected.  The Company will continue to use the cost recovery method until such time that it considers the collections of its portfolio of pools to be probable and estimable. At that point, and if applicable, the Company will begin to recognize income based on the interest method pursuant to the interest method under the guidance of Statement of Position 03-3, Accounting for Loans or Certain Securities Acquired in a Transfer (“SOP 03-3”).

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

Finance Receivable Reserves

The Company acquires portfolios of defaulted consumer debt obligations at a substantial discount to the contractual value of the obligations. The negotiated discount is based on the Company’s determination of the deterioration of the credit quality of the obligations between the time of origination and acquisition by the Company. If the Company determines subsequent to the acquisition of the portfolios that it may be unable to recover its investment in its acquired portfolios, it will establish in the period of determination, a valuation allowance sufficient to provide for the expected losses. The valuation allowance subsequently will be reviewed periodically for changes in the expected losses and adjusted accordingly.  The Company did not establish a finance receivable reserve at September 30, 2007.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with Statement of Accounting Standard No. 109 (“SFAS No. 109"), Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Foreign Currency Translation

All assets and liabilities in the balance sheet whose functional currency is other than the U.S. dollar are translated at year-end exchange rates.  All revenues and expenses in the statement of operations, are translated at average exchange rates for the year.  Any translation gains and losses are not included in determining net income (loss) but would be shown in accumulated other comprehensive income (loss) within the stockholders’ equity or redeemable preferred stock section of the balance sheet.  The Company did not incur any foreign currency translation gains or losses for the period ended September 30, 2007.  Foreign currency transaction gains and losses are included in determining net income (loss) and were not significant in 2006 or 2007.

Earnings (Loss) Per Common Share

The Company computes earnings per common share in accordance with SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  Because the Company’s potential dilutive securities are anti-dilutive, the accompanying presentation is only of basic earnings per share.

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

Pro forma net loss and earnings per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Accounts Receivable

The Company performs periodic credit evaluations of its clients’ financial condition and extends credit to virtually all of its clients on an uncollateralized basis.  Credit losses to date have been insignificant and within management’s expectations.  Management will establish a bad debt reserve to cover management’s estimate of uncollectible accounts.  In the event of complete non-performance by the Company’s clients, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

Marketable Securities

Marketable securities during 2006 consisted of common stocks.  SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments to be recorded at fair value or amortized cost.  The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re-evaluated at each balance sheet date. The Company’s marketable equity securities were classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income (loss) within the stockholders’ equity section of the balance sheet.  The cost of marketable equity securities sold is determined on a specific identification basis.  The fair value of marketable equity securities is based on quoted market prices.

PLAN OF OPERATION FOR NEXT 12 MONTHS

Cash Requirements

During this, the first fiscal year of the Company’s operations in the financial receivables business, the Company has sustained an operating loss of ($569,714) and has not been able to fund all of its operations solely out of cash flow from operations.  Currently, the Company has transactions in negotiation and transactions in development which, if successfully concluded, should allow the Company to fund its day-to-day cash requirements without the need for borrowing or additional cash infusion.  The Company plans to acquire an existing collection agency or build a call center within the next twelve months, and, depending on the operating cash flow at the time, may be able to fund these expenditures without additional capital.  More likely, however, such an acquisition would require the Company to seek additional capital through borrowing or issuance of its securities to one or more investors, most likely in a private negotiated transaction.

In order to assist the Company in obtaining additional funding, on July 19, 2007 the Company entered into a non-exclusive Placement Agency Agreement (the “Placement Agreement”) with Stonegate Securities, Inc., a Texas corporation (“Stonegate”), located in Dallas, Texas.  Under the terms of the Placement Agreement, Stonegate has agreed, on a best efforts basis, to locate debt or equity for the Company in exchange for a placement fee based on the amount raised.  In addition, the Company has agreed to issue to Stonegate , on a noncontingent basis, 200,000 shares of the Company’s Class A Common Shares in lieu of an initial up-front fee.

Expected Purchase of Assets or Equipment

Until the Company acquires or builds a debt collection call center, it does not expect major purchases of assets or equipment.  The Company may purchase certain office equipment and furniture as it obtains permanent offices.  Once a debt collection call center is being acquired or developed, the Company would be acquiring computer servers, workstations, telephone equipment, debt collection and management software and security equipment, as well as office facilities for the collectors.  The expected cost for the equipment is undetermined at this time, but would likely be several hundred thousand dollars.

Product Development

The business of the Company does not require extensive product development or software development, and the Company does not anticipate large commitments of time, money or personnel towards such development during the next twelve months.

Changes in Number of Employees

The debt trading business can be increased significantly without corresponding increases in the number of employees.  Employee increases can be modest, with certain administrative and sales personnel being the likely additions.  Once a debt collection facility is added, the number of employees may change dramatically, and the number of employees is quite scalable in proportion to the volume of accounts being collected.  Collectors are typically paid on a contingent fee basis and increased on an as needed basis as new portfolios are added.

RESULTS OF OPERATIONS

A.

Revenues

The Company underwent a change of control November 2, 2006.  Hospitality operations ceased upon the sale of the hospitality assets on September 29, 2006, and the debt management services operations began January 1, 2007.  Therefore, a comparison of current year operations to prior year operations would not produce meaningful analysis.  Additionally, current year revenue and income results are for the period January 1, 2007 through September 30, 2007.  There was no revenue generated during the first fiscal quarter of this current year, from October 1, 2006 through December 31, 2006.

Revenue for the year ended September 30, 2007 were $3,419,310.  This revenue was generated from the sale of portfolios purchased for resale, collections from portfolios placed with third party agencies for collection and consulting and advisory services.  All revenues for 2006 have been included in discontinued operations.  Cost of revenues for the year ended September 30, 2007, were $3,114,168.  The gross profit for the year was $305,142 or 8.9% of revenues.

In late December 2006, the Company acquired a portfolio of payday loans from a national lender, and in the first five months of calendar year 2007, the Company made portfolio purchases from this payday lender.  Although liquidation returns were initially strong, the collection rates were not sustained, and the Board determined that it would be best to sell the existing portfolio and transfer the obligation to purchase the forward flow of the payday loans.  The Company successfully located a buyer of the Company’s portfolio and the forward flow from the payday lender.  In late June 2007, the Company completed the sale of its portfolio of uncollected consumer payday loans that it had acquired.  The resulting proceeds of approximately $1,022,214 were used to repay all outstanding loans to affiliates of New Investors, the $100,000 outstanding loan from Chase, the $200,000 loan from a debt buyer, bringing current certain payables, and provide working capital for the Company.

The Company anticipates that fewer portfolios will be purchased and held for collection and a greater emphasis will be placed upon acquiring portfolios for immediate resale.  The Company acts as a principal in these transactions and contracts for the purchase at a specific price.  Prior to or concurrent with the purchase, the Company identifies and contracts with the subsequent buyer.  This type of transaction has the benefit of reduced collection risks and a defined profitability.  In addition with this type of trading transaction, working capital and portfolio financing capital needs are reduced.

B.

Operating expenses

Total operating expenses for the fiscal year ended September 30, 2007 were $874,855 or 25.6% of revenues.  Legal and professional fees were $313,487 and represented 35.8% of operating expenses as compared to $114,028 for 2006.  Some of these expenses were related to the change of control and the name change and are not expected to recur.  All expenses associated with discontinued operations have been classified as such in the statements of operations for 2006.

C.

Other income (expense)

Interest income of $24,029 for the year was received on the $250,000 promissory note from the Buying Group.  Additional interest income of $7,235 for the year was received on interest bearing bank balances. Total interest expense for the year was $42,569.

For the year, the Company incurred interest expense of $41,960. Interest expense was incurred on the $198,000 stockholder loans, the $100,000 line of credit, the $225,000 working capital facility, and term loan fees on the $200,000 note.  All of these notes were paid in full as of yearend.

D.

Off-Balance sheet arrangements.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

In order to raise working capital, on September 28, 2006, the Company sold 9,881,664 shares of RLH stock that the Company owned.  The stock was sold in a privately negotiated transaction to Lloyds Nominees, c/o Primeway S.A., 7 Rue du Rhone, Geneva, Switzerland for total consideration of US$45,000.

On September 29, 2006, the sale of  HMG and the ancillary hospitality assets to the Buying Group was completed.  The consideration given by the Buying Group totaled $629,548, and was comprised of a promissory note in the amount of $250,000, plus cancellation of payables owed by the Company to the Buying Group of approximately $341,010, plus assumption by the Buying Group of outstanding employee liabilities of the Company of approximately $38,538.  No cash was received from the Buying Group.  The sale of HMG and the hospitality operations to the Buying Group and the assumption by the Buying Group of the liabilities of the hospitality operations essentially eliminated the material revenue producing sources of cash (other than notes receivable of the Company) and eliminated almost all cash consuming expenses other than certain administrative expenses, such as public company compliance expenses.

On September 29, 2006, the Company entered into a Stock Acquisition Agreement (the “Agreement”)  to issue Common Stock to the New Investors.  The sale of stock contemplated by the Agreement was closed on November 2, 2006.  Square Rock Ltd. Pension Plan was issued 6,322,145 shares of Common Stock, and Global Trek was issued 6,322,145 shares of Common Stock in exchange for the aggregate consideration of (a) $250,000 cash plus (b) capital commitments upon demand of the board of directors of an additional $250,000, plus (c) best efforts to contribute to the Company certain revenue producing contracts controlled by the New Investors.

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

On February 26, 2007 Daniel M. Cofall, Chief Financial Officer and director of the Company and an affiliate of the New Investors, loaned the Company $35,000 evidenced by a demand promissory note bearing 5% per annum interest.   On February 26, 2007 Anthony J. Renteria, Chief Executive Officer and director of the Company and an affiliate of the New Investors, loaned the Company $130,000 evidenced by a demand promissory note bearing 5% per annum interest.  In order that J.P Morgan Chase Bank would extend credit to the Company, Mr. Cofall and Mr. Renteria also personally guaranteed a $100,000 line of credit to the Company, and the line of credit was fully funded to the Company on February 26, 2007.  In addition, on February 28, 2007 Mr. Renteria loaned an additional $33,000 to the Company, evidenced by a demand promissory note bearing 5% per annum interest.  The funding of these loans and the making of the guaranty represent the New Investors’ additional consideration for the issuance of the Company stock to the New Investors under the Stock Acquisition Agreement of September 29, 2006.  These loans and the advance under the Chase line of credit were repaid by the Company in early July 2007 out of proceeds from its portfolio sales discussed below.

On March 31, 2007, Rudy Ced, a member of the management of the Company subscribed to 50,000 shares of the Company’s Common Stock at $1.00 per share. The Company received the cash proceeds of $50,000 on April 3, 2007.

The Company entered into a loan agreement on April 2, 2007 with a national debt buyer to provide $200,000 in working capital for the purchase of defaulted debt obligations.  At maturity, the Company was obligated to repay the outstanding principal amount of the loan plus a one-time commitment fee of $35,000. No interest or other fees are payable on the loan.   This loan was repaid in full on July 17, 2007 using proceed from its portfolio sale discussed below, and the Company negotiated a discount on the commitment fee to $25,000.

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

In late June 2007, the Company negotiated the sale of its portfolio of uncollected consumer payday loans that it had acquired.  The resulting proceeds of approximately $1,022,214 were used to repay all outstanding loans to affiliates of New Investors, the $100,000 outstanding loan from Chase, the $200,000 loan from a debt buyer, bringing current certain payables, and provide working capital for the Company.

The Company is currently continuing to negotiate portfolio trades and forward flow transactions that it believes, if successful, will produce significant operating revenue in the coming fiscal year.

The Board of directors of the Company plans to seek bank financing for operating capital and for purchases of equipment necessary to fund new operations in the receivable management and debt collection business.  In addition, the board may attempt to negotiate the  private sales of the Company’s securities in exempt transactions if additional capital is needed or desired.  In order to assist the Company in obtaining additional funding, on July 19, 2007 the Company entered into a non-exclusive Placement Agency Agreement (the “Placement Agreement”) with Stonegate Securities, Inc., a Texas corporation (“Stonegate”), located in Dallas, Texas.  Under the terms of the Placement Agreement, Stonegate has agreed, on a best efforts basis, to locate debt or equity for the Company in exchange for a placement fee based on the amount raised.  In addition, the Company has agreed to issue to Stonegate , on a noncontingent basis, 200,000 shares of the Company’s Class A Common Shares in lieu of an initial up-front fee.

Management believes that the Company’s existing cash, together with anticipated cash flows from operations, borrowings, and sales of the Company’s securities,  will be sufficient to meet its cash requirements during the next 12 months.  The foregoing statement regarding the Company’s expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund losses.

SUBSEQUENT EVENTS

Although the buyer of the portfolio of payday loans sold by the Company in late June 2007 also assumed the Company’s forward flow obligations to buy payday loans from the lender, the buyer maintained its commitment was for six portfolios only, and the commitment the Company had with the lender was for a seventh portfolio in November 2007.  The Company was able to negotiate a resolution between the lender and a different third party buyer to acquire the November portfolio, and the Company has no forward flow commitments outstanding at the time of this filing.

The Company is currently in negotiation with issuers and buyers for loan portfolio trades and forward flow commitments, that if successful, would yield substantial cash flow to the Company.  The terms have been determined, and the Company is awaiting final approvals and completion of contracts.  No assurance can be given that these transactions will be successfully completed.

The Company will be issuing 200,000 Class A Common shares to Stonegate under the terms of the Placement Agreement, once the Company has approved the appropriate documents and submissions from Stonegate.

Item 7.  Financial Statements

The financial statements are filed as a part of this report:

See the Index to Financial Statements on page F-1 immediately following page 32 of this report. All such financial statements, schedules and supplementary data are incorporated herein by this reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 24, 2007, the Company dismissed Whitley Penn, LLP as its independent registered public accounting firm. The reports of Whitley Penn, LLP on the Company’s financial statements for the fiscal years ended September 30, 2006 and 2005 did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company does not have an audit committee; the Company’s Board of Directors approved the decision to change accountants. During the Company’s two most recent fiscal years and through September 24, 2007, there were no disagreements with Whitley Penn, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Whitley Penn, LLP would have caused it to make reference to such disagreement in its reports.

The Company engaged Lightfoot Guest Moore & Co., P.C. to act as its new independent registered public accounting firm, effective September 25, 2007. During the two most recent fiscal years and through September 24, 2007, the Company has not consulted Lightfoot Guest Moore & Co., P.C. on items which (i) involved the application of accounting principles to a specified transaction, either completed or proposed, or involved the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B).

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in the internal controls or in other factors that could affect these controls since the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information with respect to the directors and executive officers as of September 30, 2007.

NAME	POSITION WITH COMPANY	AGE
Anthony J. Renteria	Director , President and Chief Executive Officer	38
Daniel M. Cofall	Director, Executive Vice President and Chief Financial Officer	52

Each of these directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified.  The board of directors is composed of three persons, but one position remains unfilled.  At the present time there are two directors.

ANTHONY J. RENTERIA was appointed the Chief Executive Officer, President  and a Director of the Company in November 2006.  Mr. Renteria is also President and Chief Executive Officer of Global Trek, a partnership he founded in 2004 to provide debt management consulting services to U.S.-based debt buyers.  Prior to joining the Company, he was Executive Vice President and Chief Operating Officer for Forward Properties International, Inc. (“FPII”), a buyer and seller of portfolios of charged-off indebtedness.  While at FPII, Mr. Renteria was responsible for all North American acquisitions for FPII and oversaw the company’s day to day operations.  Mr. Renteria joined FPII in 2004 after spending nearly eleven years within the recovery and loss mitigation departments of the credit card banking industry.  From 2001 to 2004 Mr. Renteria was Recovery Manager for HSBC Bank (formerly known as Household Bank).  Mr. Renteria holds no director positions with other public companies.

DANIEL M. COFALL was appointed the Chief Financial Officer, Executive Vice President and a Director of the Company in November 2006.  Mr. Cofall is also the managing director of Square Rock, a company he founded in 2004 to provide financial advisory services to U.S.-based debt buyers. Prior to joining the Company, Mr. Cofall was the Executive Vice President and Chief Financial Officer for FPII.  In that capacity, Mr. Cofall was responsible for the administration, finance, and operations for all FPII’s activities in North America.  Mr. Cofall joined FPII in 2004.  From 2001 to 2004, Mr. Cofall  served as a partner in Opes Partners, a private Dallas-based financial advisory firm.  Mr. Cofall holds no director positions with other public companies.

Audit Committee Financial Expert

The Board of the Company has determined that it does not have at least one audit committee financial expert serving on its audit committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission (“SEC”) and each exchange on which the Company’s securities are registered.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.  All such persons informed the Company that no filings were necessary during the year as there were no changes in their holdings.

Item 10.  Executive Compensation

The following table contains information concerning the annual compensation and long-term compensation payable to named executive officers during each of the last three fiscal years.

Summary Compensation Table
	Annual Compensation				Long term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation
Paul L. Barham, Chief Executive Officer	2006	$120,000	-	-	-	-
Daniel M Cofall, Chief Financial Officer, Executive Vice President	2007	$121,500	$50,000	$8,400¹
Anthony J. Renteria, Chief Executive Officer, President	2007	$117,000	$50,000	$8,400¹
Jonathan R. Tripp, Vice President / Controller	2006	$84,000	-	-	-	-

¹Car allowance of $700 per month.

At the present time the Company has, and at all times during the past three fiscal years, the Company had no pension, retirement, annuity, deferred compensation, incentive or stock purchase, thrift or profit-sharing plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

(A) Five percent shareholders. The following table sets forth the persons who, as of December 27, 2007, who were known to the Company to be beneficial owners of more than five percent of each class of the voting securities of the Company:

Class of Securities	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (5)
Class A Common	Global Trek Property Holdings, L.P.(1) 6675 Gatewick Drive Frisco, Texas 75035	6,322,145	44.0%
Class A Common	Square Rock Ltd. Pension Plan (2) 2213 High Pointe Corinth, Texas 76210	6,322,145	44.0%

 (1)  Global Trek Property Holdings, L.P. is controlled by Anthony J. Renteria, the president, chief executive officer and a director of the Company.

(2) Square Rock, Ltd. Pension Plan is an affiliate of Square Rock, Ltd., which is controlled by Daniel Cofall, executive vice president, chief financial officer and director of the Company.

(B) Security ownership of management.  The following table sets forth each class of equity securities owned by the executive officers and directors of the Company as of December 27, 2007, individually and as a group.

Class of securities	Name and address of beneficial owner	Amount and nature of beneficial owner	Percent of class (1)
Class A Common	Global Trek Property Holdings, L.P.(1) 6675 Gatewick Drive Frisco, Texas 75035	6,322,145	44.0%
Class A Common	Square Rock Ltd. Pension Plan (2) 2213 High Pointe Corinth, Texas 76210	6,322,145	44.0%
Class A Common	All Executive Officers and Directors as a group	12,644,290	88.0%

(1)  Global Trek Property Holdings, L.P. is controlled by Anthony J. Renteria, the president, chief executive officer and a director of the Company.

(2) Square Rock, Ltd. Pension Plan is an affiliate of Square Rock, Ltd., which is controlled by Daniel Cofall, executive vice president, chief financial officer and director of the Company.

Item 12.  Certain Relationships and Related Transactions

Certain transactions involving related parties in the last two years are described in Item 1 of this report.

On February 26, 2007 Daniel M. Cofall, Chief Financial Officer and director of the Company and an affiliate of the New Investors, loaned the Company $35,000 evidenced by a demand promissory note bearing 5% per annum interest.   On February 26, 2007 Anthony J. Renteria, Chief Executive Officer and director of the Company and an affiliate of the New Investors, loaned the Company $130,000 evidenced by a demand promissory note bearing 5% per annum interest.  In order that J.P Morgan Chase Bank would extend credit to the Company, Mr. Cofall and Mr. Renteria also personally guaranteed a $100,000 line of credit to the Company, and the line of credit was fully funded to the Company on February 26, 2007.  In addition, on February 28, 2007 Mr. Renteria loaned an additional $33,000 to the Company, evidenced by a demand promissory note bearing 5% per annum interest.  The funding of these loans and the making of the guaranty represent the New Investors’ additional consideration for the issuance of the Company stock to the New Investors under the Stock Acquisition Agreement of September 29, 2006.  These loans and the advance under the Chase line of credit were repaid by the Company in early July 2007 out of proceeds from its portfolio sales discussed below.

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

(b)

Certificate of Amendment of Restated Certificate of Incorporation, effective as of October 23, 2000, a copy of which was filed with the Company’s 14-C report on October 3, 2000.

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

(10)

Material Contracts:

(a)

Preferred Stock Purchase and Release of Debt Agreement between the Company and Businesship International, Inc. dated September 1, 1996, a copy of which was attached to the Company’s Form 10-KSB for the fiscal year ended September 30, 1996.

(b)

Stock Acquisition and Option Agreement between the Company and Merchant Capital Holdings, Ltd., dated November 23, 1999.

(c)

Employment Agreements (2) between the Company and Messrs. Marks and Barham dated November 23, 1999.

(d)

Shareholders’ Agreement dated November 23, 1999 by and among the Company, Merchant Capital Holdings, Ltd., Messrs. Marks and Barham, Barham Family Interests, Inc., and Marks & Associates, Inc.

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

+

(31)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)

Audit Committee Charter

Item 14.  Principal Accountants’ Fees and Services

The following table discloses accounting fees and services that were billed by the Company’s independent registered public accounting firms, which for the year ending September 30, 2006 was Whitley Penn, LLP, and for the year ending September 30, 2007 was Lightfoot, Guest & Moore:

Type of Services Rendered	2007 Fiscal Year	2006 Fiscal Year
(a) Audit Fees	$20,000	$31,000
(b) Audit related Fees	$14,000	$0
(c) Tax Fees	$0	$0
(d) All Other Fees	$0	$0

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

NORAM CAPITAL HOLDINGS, INC.

/s/ Anthony J. Renteria
Anthony J. Renteria
Date: December 28, 2007	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons comprising the majority of the current Directors on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel M. Cofall	December 28, 2007
Daniel M. Cofall	Date:
Director

/s/ Anthony J. Renteria	December 28, 2007
Anthony J. Renteria	Date:
Director and Chief Executive Officer and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NorAm Capital Holdings, Inc.

Dallas, Texas

We have audited the accompanying balance sheet of NorAm Capital Holdings, Inc. as of September 30, 2007, and the related statement of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NorAm Capital Holdings, Inc. at September 30, 2007 and the results of its operations and its cash flows for the year ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lightfoot Guest Moore & Co., PC

Dallas, Texas

December 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Harrell Hospitality Group, Inc.

We have audited the consolidated balance sheet of Harrell Hospitality Group, Inc. and subsidiaries as of September 30, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harrell Hospitality Group, Inc. and subsidiaries at September 30, 2006, and the results of their consolidated operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Whitley Penn LLP

Dallas, Texas

December 9, 2006

NORAM CAPITAL HOLDINGS, INC.

BALANCE SHEET

September 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$489,804
Accounts receivable	25,201
Note receivable – current portion	17,001
Finance receivable	26,745
Other receivables	12,688
Prepaid expenses	714
Total current assets	572,153
Notes receivable	1,081,469
Property and equipment (net of accumulated depreciation of $2,992)	34,712
Total assets	$1,688,334

LIABILITIES, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$215,470
Accrued liabilities	128,424
Short-term notes payable and current portion of long term notes payable	13,576
Total current liabilities	357,470
Long term liabilities:
Accrued undeclared redeemable preferred series B dividend	9,971
Long term notes payable	202,724
Total liabilities	570,165

Commitments and contingencies (see note P)	-

Redeemable preferred stock:
Class B, $0.01 par, 1,500,000 shares authorized 1,404,920 shares issued and outstanding, £0.26 per share voluntary liquidation preference ($0.61 per share @ September 30, 2007)	863,871

Stockholders’ equity:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331
Common stock:
Class A, $0.002 par value, 100,000,000 shares authorized, 14,399,070 shares issued and outstanding	28,799
Additional paid-in capital	3,157,018
Accumulated deficit	(3,174,850)
Total stockholders’ equity	254,298
Total liabilities, redeemable preferred stock & stockholders’ equity	$1,688,334

See accompanying notes to financial statements

NORAM CAPITAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2007	2006
Revenue:
Portfolio collection revenue	$520,327	$-
Portfolio liquidation revenue	2,873,436	-
Other revenue	25,547	-
Total revenue	3,419,310	-

Cost of services:
Finance receivables recovery	450,388	-
Liquidated pool recovery	2,503,268	-
Collection fees	151,107	-
Commissions	9,405	-
Total cost of operations	3,114,168	-
Gross profit	305,142	-

Operating expenses:
Compensation expense	394,576	-
Legal and professional fees	313,487	114,028
Other operating expenses	166,792	7,298
Total expenses	874,855	121,326
Operating income (loss)	(569,714)	(121,326)

Other income (expense):
Interest expense	(42,569)	(2,301)
Loss on sale of marketable securities	-	(470,764)
Foreign currency gain (loss)	-	(3,151)
Interest income	31,266	-
Total other expense	(11,303)	(476,216)
Net income (loss) from continuing operations	(581,017)	(597,542)

Discontinued operations :
Gain on sale of discontinued operations	-	2,516,117
Income from discontinued operations	-	45,770
Net income (loss)	$(581,017)	$1,964,345

Basic and diluted income (loss) per common share
Continuing operations	$(0.04)	$(0.47)
Discontinued operations	$-	$2.02
Net income (loss) attributable to common stockholders – basic	$(0.04)	$1.55
Net income (loss) attributable to common stockholders– diluted	$(0.04)	$1.55

Weighted average number of common shares outstanding:	13,153,151	1,269,817
Basic and diluted

See accompanying notes to financial statements

NORAM CAPITAL HOLDINGS, INC.

STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2007 and 2006

			Common Stock – Class A
	Redeemable Preferred Stock-Class B Stock	Preferred Stock-Class A Stock	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at September 30, 2005	$-	$243,331	1,256,491	$2,513	$4,045,884	$(4,558,178)	$(266,450)

Net income attributable to common stockholders	-	-	-	-	-	1,964,345	1,964,345
Common stock issued in settlement of options	-	-	148,610	297	2,675	-	2,972

Balance at September 30, 2006	-	243,331	1,405,101	2,810	4,048,559	(2,593,833)	1,700,867

Net loss attributable to common stockholders	-	-	-	-	-	(581,017)	(581,017)
Fractional shares redeemed	-	-	(321)	-	-	-	-
Preferred stock class B purchase	790,001	-	-	-	-	-	-
Foreign currency adjustments	73,870	-	-	-	-	-	-
Preferred stock dividend	-	-	-	-	(24,331)	-	(24,331)
Common stock dividend	-	-	-	-	(651,220)	-	(651,220)
Preferred stock dividend	-	-	-	-	(790,001)	-	(790,001)
Common stock issued for cash	-	-	12,644,290	25,289	224,711	-	250,000
Common stock issued for cash	-	-	300,000	600	299,400	-	300,000
Common stock issued for cash	-	-	50,000	100	49,900	-	50,000
Balance at September 30, 2007	$863,871	$243,331	14,399,070	$28,799	$3,157,018	$(3,174,850)	$254,298

See accompanying notes to financial statements

NORAM CAPITAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2007	2006
Cash flow from operating activities:
Net income (loss)	$(581,017)	$1,964,345
Adjustments to reconcile net income (loss) from
net cash used by operating activities:
Gain on sale of discontinued operations	-	(2,516,117)
Income from discontinued operations	-	(45,770)
Loss on sale of marketable securities	-	470,764
Depreciation	2,992	-
Changes in assets and liabilities:
Accounts receivable	(25,201)	17,186
Other receivables	(12,688)	-
Finance receivables purchased	(2,744,578)	-
Proceeds from collections and sales of finance receivables	2,717,833	-
Prepaid expenses	(714)	-
Other assets	1,848	-
Accounts payable and accrued liabilities	324,944	(10,295)
Net cash used by operating activities	(316,581)	(119,887)

Investing activities:
Proceeds from sales of marketable securities	-	45,000
Purchase of property and equipment	(37,704)	-
Collections on notes receivable	15,401	-
Net cash (used)/provided by investing activities	(22,303)	45,000

Financing activities:
Proceeds from notes payable – related parties	198,000	-
Proceeds from line-of-credit	100,000	-
Payment on line-of-credit	(100,000)	-
Proceeds from notes payable	490,000	-
Payment on notes payable	(471,700)	-
Dividends paid series A preferred stock	(24,331)	-
Marketable securities issued as dividend on common stock	651,220	-
Collection on series B preferred stock	9,971	-
Proceeds from sales of common stock	(51,220)	2,972
Net cash provided by financing activities	801,940	2,972

Discontinued operations
Operating activities	-	65,411
Cash provided by discontinued operations	-	65,411

Net increase (decrease) in cash and cash equivalents	463,056	(6,504)

Cash and cash equivalents at beginning of period	26,748	33,252
Cash and cash equivalents at end of period	$489,804	$26,748

See accompanying notes to financial statements

NORAM CAPITAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended September 30,
	2007	2006
Non-cash transactions:
Dividend to stockholders – redeemable preferred class B stock	$790,001	$-
Gain on sale of subsidiaries recognized as a result of receiving notes receivable	$-	$1,040,001
Gain on sale of subsidiaries recognized as a result of receiving marketable securities	$-	$1,166,984
Gain on sale of subsidiaries recognized as a transfer of liabilities	$-	$309,132

Supplemental cash flow information:
Interest paid	$42,569	$2,301
Income taxes paid	$-	$3,224

See accompanying notes to financial statements

NORAM CAPITAL HOLDINGS, INC.

Notes to the Financial Statements

A.

Nature of Business

NorAm Capital Holdings, Inc. (“the Company” or “NorAm”) is a Delaware corporation.  The Company was formerly known as the Harrell Hospitality Group, Inc. (“HHG”), and was originally incorporated in 1959 in the state of Massachusetts under the name of Formula 409, Inc.  HHG was primarily involved in the management and development of hotels, mainly in the states of California and Texas, and the United Kingdom.  In February 2003, HHG began operations in the United Kingdom with the formation of Harrell Hotels Europe, Ltd. (“HHE”), a wholly-owned subsidiary of HHG.  HHG’s United Kingdom offices were located in London, England.  HHG sold HHE on March 31, 2005.  HHG sold its remaining hospitality assets on September 29, 2006, except for marketable securities (represented by shares of Red Leopard Holdings), as described in note D (Discontinued Operations).  On January 5, 2007, the name of the Company changed to NorAm Capital Holdings, Inc.  The name changed to help distinguish the business from its previous course of business in the hospitality industry.

The Company commenced operations in January, 2007.  New controlling shareholders of the Company, Global Trek Property Holdings, L.P. (“Global Trek”) and Square Rock, Ltd. Pension Plan (“Square Rock”) (together, Global Trek and Square Rock, the “New Investors”) changed the focus of the Company and instituted new operations in financial receivables management and debt collection.  These types of services are expected to be rendered for credit issuers or other holders of debt portfolios.  In addition, the Company is engaging in the purchase and resale of portfolios of debt and may engage in the collection of debt portfolios for its own account.

B.

Going Concern

The accompanying financial statements for the year ended September 30, 2006, have been prepared assuming that the Company will continue as a going concern.  The Company divested all of its prior operations as HHG as of September 29, 2006.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.  The Company is seeking additional funding to expand current operations.

As of September 30, 2007, the Company believes it has sufficient cash and access to capital to fund ongoing operations for the next year.

C.

Summary of Significant Accounting Policies

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

The accounts are maintained and the financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

NORAM CAPITAL HOLDINGS, INC.

Notes to the Financial Statements

C.

Summary of Significant Accounting Policies  (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes.  Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At September 30, 2007 and 2006, the Company had no such investments included in cash and cash equivalents.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  At September 30, 2007, the Company had approximately $390,000 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable

The Company performs periodic credit evaluations of its customers' financial condition and extends credit to virtually all of its customers on an uncollateralized basis.  Credit losses to date have been within management's expectations.  Management will establish an allowance for bad debts to cover management's estimate of uncollectible accounts.  In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

Marketable Securities

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments to be recorded at fair value or amortized cost.  The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re-evaluated at each balance sheet date.  The Company's marketable equity securities were classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income (loss) within the stockholders' equity section of the accompanying balance sheets.  The cost of marketable equity securities sold is determined on a specific identification basis.  The fair value of marketable equity securities is based on quoted market prices.

Investments in marketable securities are monitored for impairment and written down to fair value with a charge to earnings if a decline in fair value is judged to be other than temporary.  The Company considers several factors to determine if the fair value of an equity security is other than temporary, including the length of time and the extent to which the fair value has been less than carrying value, the financial condition of the investee, and the intent and ability of the Company to retain the investment for period of time sufficient to allow a recovery in value.

NORAM CAPITAL HOLDINGS, INC.

Notes to the Financial Statements

C.

Summary of Significant Accounting Policies  (continued)

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

Computer software	3 years
Computer equipment	3 years

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

The Company has adopted the cost recovery method of recognizing revenue on the collection of funds on its acquired portfolio.  The cost recovery method is appropriate when collections on a particular pool or pools of accounts cannot be reasonably predicted.  The Company adopted the cost recovery method due to (1) a lack of operating history, (2) no assurance that the Company will be able to raise the necessary future capital to sustain operations, (3) the sole reliance on third party agencies to conduct collection activities, (4) no proven models to (a) reasonably determine the probability of collecting against any of the portfolios acquired to date or, (b) reasonably estimate the amount of funds collected therefrom.  Under the cost recovery method, no revenue is recognized until the net acquisition cost of the pool or pools of accounts have been fully collected.  The Company will continue to use the cost recovery method until such time that it considers the collections of its portfolio of pools to be probable and estimable.  At that point, and if applicable, the Company will recognize income based on the interest method pursuant to the interest method under the guidance of Statement of Position 03-3, Accounting for Loans or Certain Securities Acquired in a Transfer (“SOP 03-3”).

NORAM CAPITAL HOLDINGS, INC.

Notes to the Financial Statements

C.

Summary of Significant Accounting Policies (continued)

Consulting fee revenues are monies that the Company charges for rendering services advising other companies on how to manage their receivables or maximize liquidation of existing portfolios of debt they may own, or how to implement strategies in the debt collection or acquisition business.  These revenues may be charged on a variety of bases, ranging from fixed fees to hourly charges to contingency recovery fees.  The Company recognizes consulting fee revenue upon rendering the consulting services.

Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. Pools purchased during a given period are aggregated based on certain common risk criteria.  Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision.  Once a static pool is established, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the finance receivables are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life.  Any increase to the IRR then becomes the new benchmark for impairment testing.  Effective for fiscal years beginning after December 15, 2004 under SOP 03-3 (and the amended Practice Bulletin 6), rather than lowering the estimated IRR if the collection estimates are not received, the carrying value of a pool would be written down to maintain the then current IRR.  Income on finance receivables is accrued periodically based on each static pool’s effective IRR and shown net of allowance charges on the income statement.  Cash flows greater than the interest accrual will reduce the carrying value of the static pool.  Likewise, cash flows that are less than the accrual will accrete the carrying balance.  The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using proprietary collection models.  A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received.

Finance Receivable Reserves

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

NORAM CAPITAL HOLDINGS, INC.

Notes to the Financial Statements

C.

Summary of Significant Accounting Policies  (continued)

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

Foreign Currency Translation

All assets and liabilities in the balance sheet whose functional currency is other than the U.S. dollar are translated at year-end exchange rates.  All revenues and expenses in the statement of operations are translated at average exchange rates for the year.  Any translation gains or losses are not included in determining net income (loss) but would be shown in accumulated other comprehensive income (loss) within the stockholders' equity or redeemable preferred stock section of the balance sheet.  The Company did not incur any translation gains or losses for the periods ended September 30, 2007 or 2006.  Foreign currency transaction gains and losses are included in determining net income (loss) and were not significant in 2007 or 2006.

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

All stock options were canceled in August 2006.  See Note L.

Stock Options

The Company adopted SFAS No. 123R, Share-Based Payment, as of October 1, 2006, using the modified prospective application method.  This statement requires the recognition of compensation expense when an entity obtains employee services in stock-based payment transactions.

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

NORAM CAPITAL HOLDINGS, INC.

Notes to the Financial Statements

C.

Summary of Significant Accounting Policies  (continued)

Pro forma net loss and earnings per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure , and are as follows for the years ended September 30, 2007 and 2006.

Pro forma income (loss) and per share data as if a fair value accounting method had been used to account for stock based compensation:

	2007	2006
Net income (loss) attributable to common stockholders	$(581,017)	$1,964,345
Add stock-based employee compensation expenses included in net loss	-	-
Less total stock-based employee compensation expense determined under fair value based method for all awards	-	(25,182)
Pro forma net loss attributable to common stockholders	$(581,017)	$1,939,163

Income (loss) per share:
Basic and diluted, as reported	$(.04)	$1.55
Basic and diluted, pro forma	$(.04)	$1.55

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  All stock options were canceled in August 2006, and no options have been granted through September 30, 2007.

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

NORAM CAPITAL HOLDINGS, INC.

Notes to the Financial Statements

D.

Discontinued Operations

On March 31, 2005, the Company completed the sale of one of its subsidiaries, HHE, to Red Leopard Holdings, plc (“RLH”), for £461,840 (approximately $868,000) in cash, and up to 56,250,000 shares of stock in RLH.  Out of the cash portion of the sale, £90,000 (approximately $171,000) was retained by RLH to be used to pay off an estimated £72,000 (approximately $137,000) in HHE liabilities with £211,840 (approximately $398,000) retained by RLH to settle amounts due from the Company to HHE prior to disposition, and £160,000 (approximately $298,000) remitted to the Company at closing.  The funds remaining from the approximate $171,000 retained by RLH to pay HHE liabilities at May 31, 2005 were approximately $51,000, which was remitted by RLH to the Company in July 2005.  The Company used approximately $349,000 received in March and July 2005, to pay off the Company’s existing liabilities and for ongoing working capital.

In addition, the Company received 30,769,230 shares, of the above mentioned 56,250,000 shares of RLH valued at £1,000,000 (approximately $1,879,000) at March 31, 2005.  Shares received were not tradable until March 31, 2006.  The additional 25,480,770 shares were earned, for a total of 56,250,000 shares as certain accomplishments were met in an on-going relationship with RLH.  In connection with the sale, the Company recorded a gain of $469,695 as a result of the cash received in 2005.  The gain related to the shares received was deferred until such shares were tradable.  Accordingly, the value of the shares received from RLH as purchase consideration on March 31, 2006, was recognized as a gain on sale of discontinued operations on the statement of operations and the same value recorded as marketable securities on the balance sheet.  The value of the 30,769,230 shares of RLH was $1,400,000 at September 30, 2005.  In addition to the cash and stock received in exchange for HHE, RLH also issued loan stock as protection against the possible impact of a falling share price.  The loan note received in September 2006 in that regard was valued at £421,874 (approximately $790,000).  The total gain on sale of HHE related to the stock received is $1,956,985 after being discounted for a reduction in the share price of RLH stock, which was recognized in 2006.

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

E.

Marketable Securities

The Company received 30,769,230 shares of RLH in 2005 as part of the sale of HHE, but did not record them as an asset because of a restriction of an encumbrance on the shares for one year.  An additional 25,480,770 shares were subsequently earned as part of the same transaction.  9,881,664 shares were sold in September 2006 to raise working capital.  As of September 30, 2006, the Company owned 46,368,336 shares of Red Leopard Holdings, plc.  With a share price of 0.75 pence and a foreign exchange rate of 1.8726, the value of the securities was $651,220, which was the carrying value at the end of fiscal year 2006.  These shares were distributed to stockholders in October 2006.  The distribution is being treated as a return of capital since the Company did not have current or prior accumulated earnings and profits.

NORAM CAPITAL HOLDINGS, INC.

Notes to the Financial Statements

F.

Notes Receivable

The Company has two notes receivable at September 30, 2007.

The first is a promissory note in the amount of $250,000 from a purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd. (collectively, the “Buying Group”) that purchased the Company’s subsidiaries, including Hotel Management Group, Inc. (“HMG”) and other hospitality assets, on September 29, 2006.  The makers of the note are Paul Barham, Clive Russell, Geoffrey Dart and Apsley Estates, who are held jointly and severally liable.  The note is collateralized by the shares of HMG.  The note bears interest at 10% per annum and is amortized quarterly with the final payment being due September 30, 2016.  This note is pledged by the Company as collateral to secure the Company’s obligations on three notes payable by the Company that total $225,000.

The second is a loan note due from Red Leopard Holdings, plc (“RLH”), received by the Company as the final consideration for the sale of HHE.  The loan note is valued at £421,874, (approximately $863,871) at September 30, 2007.  The note bears interest at 3% per annum payable annually beginning on March 31, 2007, on the outstanding principal balance.  Any interest or principal proceeds received under this loan agreement are effectively dividend obligations of the class B redeemable preferred shares and are payable when declared but generally not later than the full liquidation of the RLH note.  The first interest payment of $9,971 was received from RLH on May 2, 2007.  The note, due in full on March 31, 2015, is convertible into RLH common stock at the mid-market price on the day of conversion at the option of RLH.  The Company considers its position to be similar to that of a fiduciary and, as such, will not recognize income from the interest proceeds.

G.

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

NORAM CAPITAL HOLDINGS, INC.

Notes to the Financial Statements

H.

Line of Credit

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006.  This facility was fully drawn on February 27, 2007.  All accrued interest and principal on the line of credit was repaid by the Company on July 2, 2007.

I.

Notes Payable - Related Parties

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

At the end of April, 2007 and at the beginning of May, 2007, the Company entered into three virtually identical $75,000 installment loan agreements with three private individuals.  The aggregate loan amount of $225,000 will be used for the purchase of defaulted debt obligations.  These notes bear interest at the annual rate of 12% and are payable in quarterly installments of principal and interest of $3,245 each beginning June 30, 2007.  The notes are payable in full on June 30, 2010.  These notes are secured by the $250,000 note receivable from the Buying Group and its collateral.

Also, at the end of April, 2007, the Company received unsecured advances of funds from a shareholder and member of management and a related party, for a total of $65,000 for the purchase of defaulted debt obligations.  This loan was repaid in full without interest on June 15, 2007.

The Company entered into agreements on February 26, 2007 with its principal stockholders to borrow for working capital purposes a total of $198,000 ($163,000 from Anthony J. Renteria and $35,000 from Daniel M. Cofall) at an annual rate of interest of 5% on the outstanding principal balance. The notes are payable in full within thirty (30) days written notice by the holders. The notes may be paid in whole or in part without penalty or premium. Payments by the Company to the holder shall first be applied to any unpaid interest and then to principal.  These notes were repaid in full on July 3, 2007.

J.

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

Class B preferred stock is non-voting, redeemable and pays a 3% cumulative dividend.  These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders that the Company receives from a promissory note in the amount of £421,874 (approximately $863,871 at September 30, 2007) made by RLH that the Company holds.  These were issued through a dividend to all common stockholders on October 20, 2006.  The Company valued these shares based on the value of the note amount on the dividend date of October 20, 2006.  As these shares are mandatorily redeemable upon the Company collecting the note receivable, they are classified outside of equity.

NORAM CAPITAL HOLDINGS, INC.

Notes to the Financial Statements

K.

Common Stock

As of October 19, 2006, the Company effected a 1 for 10 reverse split of its Class A Common stock.  The reverse stock split reduced the number of shares of Common Stock of the Company outstanding on that date by tenfold, and affected all shareholders uniformly.  It did not affect any shareholder’s percentage in the Company, except to the extent that the reverse stock split resulted in the computation of a fractional share.  Shareholders holding fractional shares were entitled to cash payment in lieu of such fractional share.  Such cash payment eliminated shareholders holding fewer than 10 shares prior to the effective date of the reverse split.  The effect of the reverse stock split has been reflected throughout the financial statements and notes for all periods presented.

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

L.

Stock Options

Prior to October 1, 2006 the Company issued non-qualified stock options, which provided a stock incentive for key employees, certain directors, and consultants of the Company.  Stock options granted typically vested over three years and expired over five years.  The shares issued under this non-qualified plan were not registered under the Securities Act of 1933 (the “Act”).  These shares could not be sold or offered for sale in the absence of a registration statement with respect to the securities under the Act or an opinion of counsel stating that registration is not required, or if the Company is otherwise satisfied that the sale of the security may be made without registration.  All stock options were canceled in August 2006, and no options have been granted through September 30, 2007.

NORAM CAPITAL HOLDINGS, INC.

Notes to the Financial Statements

L.

Stock Options (Continued)

Following is a summary of options for the year ended September 30:

	2006	Weighted Average Exercise Price
Outstanding at beginning of year	1,689,812	$3.00
Canceled	(1,689,812)	$3.00
Outstanding at end of year	-	-
Exercisable at end of year	-	-
Weighted average remaining contractual life	-

M.

Income Taxes

Income tax expense for the years presented differs from the "expected" federal income tax expense computed by applying the U.S. federal statutory rate of 34% to income (loss) before income taxes for the years ended September 30.  The Company has established a valuation allowance to fully reserve the net deferred tax assets at September 30, 2007 and 2006 due to the uncertainty of the timing and amounts of future taxable income.  As a result of the change in ownership and change in line of business, any net operating loss carryforwards prior to September 30, 2006, are not available to offset future taxable income of the Company.  At September 30, 2007, the Company had net operating loss carryforwards of approximately $580,000 from current year operations which will expire in 2027.

N.

Related Parties

The Company’s primary management consists of Anthony Renteria, President and CEO, and Daniel Cofall, Executive Vice-President and CFO.  Mr. Renteria owns a controlling interest of Global Trek Property Holdings, LP which owns approximately 45% of the outstanding shares of the Company.  Mr. Cofall owns a controlling interest of Square Rock Ltd., which is affiliated with Square Rock Pension Plan which owns approximately 45% of the outstanding shares of the Company.

Rudy Ced, a shareholder, is also a member of the management team of the Company.

O.

Related Party Transactions

Several years ago the Company owned a significant number of shares in Energy Technique, plc ("ET") a publicly traded company in the UK.  ET granted Paul Barham, former CEO of the Company ("Barham"), 1,623,899 stock options to purchase ET common shares at the price of 3 pence sterling per share, all of which options Barham then assigned to the Company.  Effective October 1, 2001, the employment agreement for Barham was amended to recognize the additional time commitment of Barham to ET.  As an incentive to encourage the future results of ET and the resultant increase in the value of the Company's investment in ET, Barham's employment agreement was amended to allocate to Barham 10% of such potential future increase in value of the Company's ET stock investment if and when the Company ever realized such increase in value.  Barham's share of the realized gains in the Company's ET holdings accrued at August 31, 2003 were paid as part of certain settlement agreements.  Barham resigned as a director of ET in March 2003.  Barham's share of the realized gains in the Company's ET holdings sold in 2004 were approximately $63,000, which amount was accrued at September 30, 2005.  The balance owed was settled on September 29, 2006 as part of the transaction in which the Company sold its hotel subsidiaries.

NORAM CAPITAL HOLDINGS, INC.

Notes to the Financial Statements

O.

Related Party Transactions (Continued)

The balance owed to Paul Barham for deferred payroll and the value of a surrendered life insurance policy, in the approximate amounts of $74,000 and $20,000, respectively was settled on September 29, 2006 as part of the transaction in which the Company sold its hotel subsidiaries.

The Company entered into agreements on February 26, 2007 with its principal stockholders to borrow for working capital purposes a total of $198,000 ($163,000 from Anthony J. Renteria and $35,000 from Daniel M. Cofall) at an annual rate of interest of 5% on the outstanding principal balance.  The notes are payable in full within thirty (30) days written notice by the holders.  The notes may be paid in whole or in part without penalty or premium.  Payments by the Company to the holder shall first be applied to any unpaid interest and then to principal.  These notes were repaid in full on July 3, 2007

Beginning in November 2007, the controller, who is related by marriage to Mr. Renteria, was hired by the Company.  Mr. Renteria’s spouse also provides administrative services on a contractual basis for the Company.

P.

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

The Company leased certain equipment and facilities under operating leases, of which rent expense was approximately $7,300 for the year ended September 30, 2006.

There were no future annual minimum lease obligations as of September 30, 2007.

In January 2007, the Company entered into a commitment to purchase twenty-four monthly portfolios of payday loans.  The average monthly purchase price of the portfolios was approximately $325,000.  Subsequent to year end, the commitment was assigned to a third party as described in note R (Subsequent Events).  Other than the November portfolio purchased, the Company was released from any further commitments related to the payday loan agreement.

NORAM CAPITAL HOLDINGS, INC.

Notes to the Financial Statements

P.

Commitments and Contingencies (Continued)

In July 2007, the Company sought additional funding and entered into a verbal agreement to issue 200,000 shares of the Company’s Class A common stock in lieu of an up-front fee.  Subsequent to year end, the Company, as described in note R (Subsequent Events), has received the necessary documentation to consummate the agreement pending final review and approval of the documents.

Q.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions.  This interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company does not expect the adoption of this interpretation to have a material effect on its financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on the financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.  This statement permits an entity to choose to measure many financial instruments and certain other items at fair value.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option 1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, 2) is irrevocable (unless a new election date occurs) and 3) is applied only to entire instruments and not to portions of instruments.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the impact of this pronouncement.

R.

Subsequent Events

The Company has negotiated with a third party buyer to acquire any remaining commitments related to the purchase of certain payday loan portfolios.  As part of the negotiation, the Company has been relieved of any further commitments.

The Company is currently in negotiation with issuers and buyers for loan portfolio trades and forward flow commitments, that, if successful, would yield cash flow to the Company.  The terms have been determined, and the Company is awaiting final approvals and completion of contracts.  No assurance can be given that these transactions will be successfully completed.

NORAM CAPITAL HOLDINGS, INC.

Notes to the Financial Statements

R.

Subsequent Events (Continued)

The Company has received documentation to finalize an agreement with Stonegate Securities, Inc. (“Stonegate”) for services related to raising additional operating capital and will be issuing 200,000 class A common shares to Stonegate under the terms of the Placement Agreement, once the Company has approved the appropriate documents and submissions.