Form 10QSB
period 2007-12-31
NORAM CAPITAL HOLDINGS
filed 2008-02-14
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2007

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from           to _____

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 14, 2008, the issuer had outstanding 14,599,070 shares of Class A common stock, $.002 par value per share.

Transitional Small Business Disclosure Format (Check One):     Yes  ☐    No  ☒

NORAM CAPITAL HOLDINGS, INC.

Part I - FINANCIAL INFORMATION

Item 1.

 FINANCIAL STATEMENTS

BALANCE SHEET	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$182,809
Accounts receivable	719,461
Note receivable – current portion	17,426
Finance receivable	148,693
Other receivables	7,282
Total current assets	1,075,671
Notes receivable	1,055,687
Goldberg receivable (see subsequent event note)	431,229
Property and equipment (net of accumulated depreciation of $3,142)	31,570
Total assets	$2,594,157

LIABILITIES, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$375,338
Accrued liabilities	518,568
Short-term notes payable and current portion of long-term notes payable	33,983
Total current liabilities	927,889
Long-term liabilities:
Accrued undeclared redeemable preferred series B dividend	20,177
Long-term notes payable	199,072
Total liabilities	1,147,138

Commitments and contingencies	-

Redeemable preferred stock:
Class B, $0.01 par, 1,500,000 shares authorized, 1,404,920 shares issued and outstanding, £0.26 per share voluntary liquidation preference ($0.60 per share @ December 31, 2007)	842,609

Stockholders’ equity:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331
Common stock:
Class A, $0.002 par value, 100,000,000 shares authorized, 14,399,070 shares issued and outstanding	28,799
Additional paid-in capital	3,157,017
Accumulated deficit	(2,824,737)
Total stockholders’ equity	604,410
Total liabilities, redeemable preferred stock & stockholders’ equity	$2,594,157

	For the Quarter Ended
	December 31,
STATEMENT OF OPERATIONS	2007	2006

Revenue:
Portfolio collection revenue	$5,827	$-
Portfolio liquidation revenue	1,609,109	-
Other revenue	186,809	-
Total revenue	1,801,745	-

Cost of services:
Finance receivables recovery	5,827	-
Liquidated pool recovery	1,226,252	-
Collection fees	4,057	-
Commissions	9,891	-
Total cost of operations	1,246,027	-
Gross profit	555,718	-

Operating expenses:
Compensation expense	100,718	-
Legal and professional fees	53,905	73,581
Other operating expenses	52,701	11,113
Total expenses	207,324	84,694
Operating income (loss)	348,394	(84,694)

Other income (expense):
Interest expense	(6,489)	-
Interest income	8,211	6,250
Total other expense	1,722	6,250
Net income (loss)	$350,116	$(78,444)

Net income (loss) attributable to common stockholders – basic	$0.02	$(0.01)
Net income (loss) attributable to common stockholders– diluted	$0.02	$(0.01)

Weighted average number of common shares outstanding:	14,399,070	9,520,461

	For the Quarter Ended
	December 31
STATEMENT OF CASH FLOWS	2007	2006
Cash Flow from Operating Activities:
Net income (loss)	$350,116	$(78,444)
Depreciation	3,142	-
Accounts receivable	(694,260)	-
Other receivables	5,406	-
Finance receivables purchased	(1,785,220)	-
Proceeds from collections and sales of finance receivables	1,663,272	-
Prepaid expenses	714	-
Other assets	-	1,848
Accounts payable and accrued liabilities	550,012	38,825
Net cash used by operating activities	93,182	(37,771)

Investing activities:
Collections on notes receivable	(427,134)	3,708
Net cash (used)/provided by investing activities	(427,134)	3,708

Financing activities:
Proceeds from notes payable	20,000	-
Payment on notes payable	(3,246)	-
Dividends paid series A preferred stock	-	(24,331)
Collection on series B preferred stock	10,205	-
Proceeds from sales of common stock	-	550,000
Net cash provided by financing activities	26,960	525,669

Net increase (decrease) in cash and cash equivalents	(306,992)	491,606

Cash and cash equivalents at beginning of period	489,801	26,748
Cash and cash equivalents at end of period	$182,809	$518,354

Non-cash transactions:
Dividend to stockholders – redeemable preferred class B stock	$-	$790,001

Supplemental cash flow information:
Interest paid	$6,489	$-

ORGANIZATION

NorAm Capital Holdings, Inc. (“the Company” or “NorAm”) is a Delaware corporation.  The Company was formerly known as the Harrell Hospitality Group, Inc. (“HHG”), and was originally incorporated in 1959 in the state of Massachusetts under the name of Formula 409, Inc.  HHG was primarily involved in the management and development of hotels, mainly in the states of California and Texas, and the United Kingdom.  In February 2003, HHG began operations in the United Kingdom with the formation of Harrell Hotels Europe, Ltd. (“HHE”), a wholly-owned subsidiary of HHG.  HHG’s United Kingdom offices were located in London, England.  HHG sold HHE on March 31, 2005.  HHG sold its remaining hospitality assets on September 29, 2006, except for marketable securities (represented by shares of Red Leopard Holdings).  On January 5, 2007, the name of the Company changed to NorAm Capital Holdings, Inc which helps distinguish the business from its previous course of business in the hospitality industry.

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2007, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

The statements of income and cash flow for the period ended December 31, 2006 have been restated to reflect the common stock dividend of $651,220 as a return of capital since the Company did not have current or prior accumulated earnings and profits. The distribution was previously reported as a loss on distribution of marketable securities.

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

NOTES RECEIVABLE

The Company has two notes receivable at December 31, 2007.

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

The other is a loan note due from Red Leopard Holdings, plc (“RLH”), received by the Company as the final consideration for the sale of HHE.  The loan note is valued at £421,874, or $842,609 at December 31, 2007. The note bears interest at 3% per annum payable annually which began on March 31, 2007, on the outstanding principal balance. Any interest or principal proceeds received under this loan agreement are effectively dividend obligations of the Class B Redeemable Preferred shares and are payable when declared but generally not later than the full liquidation of the RLH note.  The note, due in full on March 31, 2015, is convertible into RLH common stock at the mid-market price on the day of conversion at the option of RLH. The Company considers its position to be similar to that of a fiduciary and, as such, will not recognize income from the interest proceeds.

FINANCE RECEIVABLES

The company entered into a purchase agreement with a community financial services corporation in September 2007 for the acquisition of defaulted debt obligations at a predetermined rate times the gross face value of the portfolios.  The company is liquidating the portfolios through a third party collection agency to be held over a period of six to nine months of their acquisition.

The company entered into a purchase agreement with a national financial services corporation in December 2007 for the acquisition of defaulted debt obligations at a predetermined rate times the gross face value of the portfolios.  The Company is liquidating the portfolio through a third party collection agency to be held over a period of six months.  As part of the purchase agreement, all proceeds received net of collection agency fees will be distributed to Seller and a final payment, which shall be the difference between the purchase price and what has been recovered, will be due at the end of the liquidation period.

LINE OF CREDIT

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006. As of December 31, 2007 no part of this facility is outstanding.

NOTES PAYABLE

At the end of April, 2007 and at the beginning of May, 2007, the Company entered into three virtually identical $75,000 installment loan agreements with three private individuals. The aggregate loan amount of $225,000 will be used for working capital for the purchase of defaulted debt obligations. These notes bear interest at the annual rate of 12% and are payable in quarterly installments of principal and interest of $3,245 each which began June 30, 2007. The notes are payable in full on June 30, 2010.  These notes are secured by the $250,000 note receivable from the Buying Group and its collateral.

NOTES PAYABLE – RELATED PARTY

On December 10, 2007 the Company borrowed $20,000 from Global Trek Property Holdings, L.P., an affiliate of Anthony J. Renteria, for working capital purposes.  The borrowing is evidenced by a promissory note bearing interest at an annual rate of interest of 5% on the outstanding principal balance. All principal and interest shall be due in full within thirty (30) days written notice by the note holder. The note may be paid in whole or in part without penalty or premium. Payments by the Company to the note holder shall first be applied to any unpaid interest and then to principal. As of December 31, 2007, $20,000 is outstanding on this note.

PREFERRED STOCK

Class A preferred stock is non-voting, non-convertible and pays a 10% annual non-cumulative dividend.  The Company has the right, but not the obligation, to redeem the shares at any time at par value and the shares have a $1.00 involuntary liquidation preference.

Class B preferred stock is non-voting, redeemable and pays a 3% cumulative dividend.  These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders that the Company receives from a promissory note in the amount of £421,874 (approximately US$842,607 at December 31, 2007)

made by RLH that the Company holds. These were issued through a dividend to all common stockholders on October 20, 2006.  The Company valued these shares based on the value of the note amount on the dividend date of October 20, 2006.

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

Rudy Ced is no longer affiliated with the company but he still holds 50,000 shares.

SUBSEQUENT EVENTS

In December 2007, the Company and Goldberg LLC signed an Account Purchase Agreement whereby the Company would purchase portfolios of charged off automobile loans from Goldberg LLC that were originated by a commercial bank.  The Company wired Goldberg LLC the purchase price of approximately $431,000 for these portfolios.  The Company then resold the portfolios to another buyer.  In January 2008 the Company learned that Goldberg LLC did not have title to the accounts at the time of the purported “sale” to the Company, and the originating bank still owned the accounts.  The Company rescinded the transaction with its buyer and refunded the buyer’s payment received by the Company.  The Company made demand on Goldberg LLC for the immediate return of the funds that the Company wired to Goldberg LLC, but such funds were not immediately repaid.  On January 22, 2008, the Company brought suit against Goldberg LLC and Steven Goldberg, individually, seeking compensatory damages and an equitable lien and constructive trust against real estate owned by Goldberg LLC.  On January 30, 2008 Goldberg LLC and Steven Goldberg individually signed a promissory note in the principal amount of $439,000 (the “Goldberg Note”) in favor of the Company with a maturity date of February 5, 2008, and Goldberg LLC signed a mortgage on certain real estate to secure the Goldberg Note.  As of the date of filing of this 10QSB report, the Goldberg Note remains outstanding, and the Company is continuing its efforts to collect the note.

As part of the Placement Agency Agreement dated July 19, 2007 between the Company and Stonegate Securities, Inc. (“Stonegate”), the Company agreed to issue to Stonegate, or its affiliates,  200,000 shares of the Company’s Class A Common Shares in lieu of paying Stonegate an initial up-front cash fee as consideration for Stonegate’s services in assisting the Company with its financing needs.  Stonegate assigned its right to receive these shares to three individuals affiliated with Stonegate, Jesse  B. Shelmire, IV, Scott Griffith and Stephen W. Fillet.  Accordingly, by letter dated January 14, 2008, the Company instructed its transfer agent to issue stock certificates of Common Stock as follows:  66,666 shares to Jesse B. Shelmire IV, 66,666 shares to Scott Griffith, and 66,668 shares to Stephen W. Fillet.

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

PLAN OF OPERATION FOR NEXT 12 MONTHS

Cash Requirements

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

1.

OPERATIONS

A.

Revenues

The Company underwent a change of control November 2, 2006.  Hospitality operations ceased upon the sale of the hospitality assets on September 29, 2006, and the debt management services operations began January 1, 2007.  Therefore, a comparison of first fiscal quarter operations to operations over the same period last year would not produce meaningful analysis.

Revenue for the quarter ended December 31, 2007 was $1,801,745.  This revenue was generated from the sale of portfolios purchased for resale, collections from portfolios placed with third party agencies for collection and consulting and advisory services.   Cost of revenues for the quarter ended December 31, 2007, were $1,246,027.  The gross profit for the quarter was $555,718 or 30.8% of revenues.

B.

 Operating expenses

Total operating expenses for the fiscal quarter ended December 31, 2007 were $207,324 or 11.5% of revenues.   Compensation expense of $100,718 represented 50.02% of total operating expenses.

C.

Other income (expense)

Interest income of $5,865 for the three months ended December 31, 2007 was received on the $250,000 promissory note from a purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd. (collectively, the “Buying Group”) that purchased the Company’s subsidiaries, including Hotel Management Group, Inc. (“HMG”) and other hospitality assets, on September 29, 2006.  Additional interest income of $2,346 for the three months ended December 31, 2007 was received on interest bearing bank balances.

For the three months ended December 31, 2007, the Company incurred interest expense of $6,489 which was incurred on the $225,000 working capital facility.

2.

BUSINESS DEVELOPMENT

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

3.

LIQUIDITY AND CAPITAL RESOURCES

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

Item 3.

 CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

(b)

Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

Part II.

OTHER INFORMATION

Item 1.

Legal Proceedings.

(1)    Circuit Court of the 17th Judicial Circuit for Palm Beach County, Florida.

(2)   Action filed on January 22, 2008.

(3)   NorAm Capital Holdings, Inc., as Plaintiff, against Goldberg & Associates, LLC, a Florida limited liability company (“Goldberg LLC”) and Steven D. Goldberg, individually, as Defendants.

(4)  In the action filed, the Company has sought compensatory damages, pre-judgment interest, costs and attorneys fees from the Defendants in connection with its claims for fraud, conversion and breach of contract.  The Company has also sought to impose a constructive trust over certain real estate owned by Goldberg LLC and for an equitable lien on the real estate and against Goldberg LLC, along with costs, attorney fees and such other relief as the court may find appropriate.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

As part of the Placement Agency Agreement dated July 19, 2007 between the Company and Stonegate Securities, Inc. (“Stonegate”), the Company agreed to issue to Stonegate, or its affiliates,  200,000 shares of the Company’s Class A Common Shares in lieu of paying Stonegate an initial up-front cash fee as consideration for Stonegate’s services in assisting the Company with its financing needs.  Stonegate assigned its right to receive these shares to three individuals affiliated with Stonegate, Jesse  B. Shelmire, IV, Scott Griffith and Stephen W. Fillet.  Accordingly, by letter dated January 14, 2008, the Company instructed its transfer agent to issue stock certificates of Common Stock as follows:  66,666 shares to Jesse B. Shelmire IV, 66,666 shares to Scott Griffith, and 66,668 shares to Stephen W. Fillet.

The Company issued the Common Stock above in private transactions in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933.  The acquirers delivered written representations to the Company that the securities were being acquired for investment only and not with a view toward distribution, and that they, alone or together with their representatives, have knowledge and experience in business matters and securities investments so as to be capable of evaluating the merits of the investment.  The Company employed no public advertising or solicitation in connection with these sales.  No underwriting discounts or brokerage fees or commissions were paid in connection with these transactions and the shares issued are not convertible or exchangeable into other securities.

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

NORAM CAPITAL HOLDINGS, INC.

Date: February 14, 2008	/s/ Anthony J. Renteria
Anthony J. Renteria
Principal Executive Officer and Director

Date: February 14, 2008	/s/ Daniel M. Cofall
Daniel M. Cofall
Principal Financial Officer and Director