Form 10QSB
period 2008-03-31
NORAM CAPITAL HOLDINGS
filed 2008-05-14
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 13, 2008, the issuer had outstanding 14,599,070 shares of Class A common stock, $.002 par value per share.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No  ☒

NORAM CAPITAL HOLDINGS, INC.

Part I - FINANCIAL INFORMATION

Item 1.

 FINANCIAL STATEMENTS

NORAM CAPITAL HOLDINGS, INC.

BALANCE SHEET

March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$159,150
Accounts receivable	9,569
Note receivable – current portion	22,058
Finance receivable	148,282
Other receivables	5,763
Total current assets	344,822
Notes receivable	1,062,034
Goldberg receivable	456,729
Property and equipment (net of accumulated depreciation of $9,276)	28,428
Total assets	$1,892,013

LIABILITIES, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$171,157
Accrued liabilities	69,260
Short-term notes payable and current portion of long-term notes payable	84,403
Total current liabilities	324,820
Long-term liabilities:
Accrued undeclared redeemable preferred series B dividend	20,177
Long-term notes payable	195,310
Total Long-term liabilities	215,487
Total liabilities	540,307

Commitments and contingencies	-

Redeemable preferred stock:
Class B, $0.01 par, 1,500,000 shares authorized, 1,404,920 shares issued and outstanding, £0.26 per share voluntary liquidation preference ($0.60 per share @ March 31, 2008)	841,681

Stockholders’ equity:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331
Common stock:
Class A, $0.002 par value, 100,000,000 shares authorized, 14,599,070 shares issued and outstanding	29,199
Additional paid-in capital	3,177,417
Accumulated deficit	(2,939,922)
Total stockholders’ equity	510,025
Total liabilities, redeemable preferred stock & stockholders’ equity	$1,892,013

See accompanying notes to financial statements

NORAM CAPITAL HOLDINGS, INC.

STATEMENT OF OPERATIONS

	For the three months ended March 31,		For the six months ended March 31,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenue:
Portfolio collection revenue	$34,197	$159,348	$40,024	$159,348
Portfolio liquidation revenue	637,320	-	2,246,429	-
Other revenue	20,190	-	207,000	-
Total revenue	691,708	159,348	2,493,453	159,348

Cost of services:
Finance receivables recovery	34,197	118,446	40,024	118,446
Liquidated pool recovery	508,545	-	1,734,797	-
Collection fees	11,725	47,804	15,783	47,804
Commissions	-	-	9,891	-
Total cost of services	554,467	166,250	1,800,495	166,250
Gross profit	137,241	(6,902)	692,958	(6,902)

Operating expenses:
Compensation expense	146,017	87,500	246,736	87,500
Legal and professional fees	83,648	94,887	137,553	168,468
Other operating expenses	34,641	26,453	87,341	37,566
Total expenses	264,306	208,840	471,630	293,534
Operating income (loss)	(127,065)	(217,742)	221,328	(300,436)

Other income (expense):
Interest expense	(6,945)	(1,670)	(13,434)	(1,670)
Interest income	18,826	8,472	27,037	14,722
Total other income (expense)	11,881	6,802	13,603	13,052
Net income (loss)	$(115,184)	$(208,940)	$234,931	$(287,384

Net income (loss) attributable to common stockholders – basic	$(0.01)	$(0.01)	$0.02	$(0.02)
Net income (loss) attributable to common stockholders– diluted	$(0.01)	$(0.01)	$0.02	$(0.02)

Weighted average number of common shares outstanding:	14,570,181	14,349,947	14,483,685	11,979,791

See accompanying notes to financial statements

NORAM CAPITAL HOLDINGS, INC.

STATEMENT OF CASH FLOWS

	For the six months ended March 31
	2008	2007
Cash Flow from Operating Activities:		(Restated)
Net income (loss)	$234,931	$(287,384)
Adjustments to reconcile net income (loss) from net cash used by operating activities:
Depreciation	6,284	-
Issuance of common stock for services	20,800	-
Accounts receivable	15,632	(46,615)
Other receivables	6,925	-
Finance receivables purchased	(2,292,922)	(973,880)
Proceeds from collections and sales of finance receivables	2,171,385	118,446
Prepaid expenses	714	(35,000)
Other assets	-	1,848
Accounts payable and accrued liabilities	(103,477)	407,889
Net cash (used)/provided by operating activities	60,272	(814,696)

Investing activities:
Collections on notes receivable	(464,541)	7,510
Net cash (used)/provided by investing activities	(464,541)	7,510

Financing activities:
Proceeds from notes payable	70,000	198,000
Payment on notes payable	(6,588)	-
Proceeds from line of credit	-	100,000
Dividends paid series A preferred stock	-	(24,331)
Collection on series B preferred stock	10,206	-
Proceeds from sales of common stock	-	550,000
Net cash provided by financing activities	73,618	823,669

Net increase (decrease) in cash and cash equivalents	(330,651)	16,483

Cash and cash equivalents at beginning of period	489,801	26,748
Cash and cash equivalents at end of period	$159,150	$43,231

Non-cash transactions:
Dividend to stockholders – redeemable preferred class B stock	$-	$790,001
Issuance of common stock for services	$20,800	$-
Supplemental cash flow information:
Interest paid	$12,881	$-

See accompanying notes to financial statements

NORAM CAPITAL HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2007, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

The statements of income and cash flow for the period ended March 31, 2007 have been restated to reflect the common stock dividend of $651,220 as a return of capital since the Company did not have current or prior accumulated earnings and profits. The distribution was previously reported as a loss on distribution of marketable securities.

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

NOTES RECEIVABLE

The Company has three notes receivable at March 31, 2008.

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

The second is a loan note due from Red Leopard Holdings, plc (“RLH”), received by the Company as the final consideration for the sale of HHE.  The loan note is valued at £421,874, or $841,681 at March 31, 2008. The note bears interest at 3% per annum payable annually which began on March 31, 2007, on the outstanding principal balance. Any interest or principal proceeds received under this loan agreement are effectively dividend obligations of the Class B Redeemable Preferred shares and are payable when declared but generally not later than the full liquidation of the RLH note.  The note, due in full on March 31, 2015, is convertible into RLH common stock at the mid-market price on the day of conversion at the option of RLH. The Company considers its position to be similar to that of a fiduciary and, as such, will not recognize income from the interest proceeds.

The final is a promissory note in the amount of $439,000 from Goldberg & Associates, LLC and Steven Goldberg individually.  The note bears interest at 18% per annum, accruing from February 5th, 2008 on the outstanding principal balance, and a mortgage has been signed by Goldberg & Associates, LLC with respect to certain real estate in Boca Raton, Florida to secure the note.   The note has matured and has not been paid.

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

The company entered into a purchase agreement with a regional financial holding company in March 2008 for the acquisition of defaulted debt obligations at a predetermined rate times the gross face value of the portfolios.  The company is liquidating the portfolio through a third party collection agency to be held over a period of six to nine months of their acquisition.

LINE OF CREDIT

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006. As of March 31, 2008 no part of this facility is outstanding.

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

NOTES PAYABLE – RELATED PARTY

As of March 31, 2008 the Company executed a line of credit demand note with Global Trek., an affiliate of Anthony J. Renteria, in the amount of $100,000 for working capital purposes, of which $70,000 was advanced by Global Trek to the Company.  The borrowings are evidenced by the promissory notes bearing interest at an annual rate of interest of 5% on the outstanding principal balance. All principal and interest shall be due in full within thirty (30) days written notice by the note holder. The note may be paid in whole or in part without penalty or premium. Payments by the Company to the note holder shall first be applied to any unpaid interest and then to principal.  Similarly, effective as of March 31, 2008, the Board authorized the Company to borrow up to$100,000 from Square Rock, an affiliate of Daniel Cofall, on a line of credit demand note bearing 5% interest, if such borrowings are necessary for working capital purposes.  However, as of the date of this filing, no sums have been drawn down and are payable to Square Rock.

PREFERRED STOCK

Class A preferred stock is non-voting, non-convertible and pays a 10% annual non-cumulative dividend. The Company has the right, but not the obligation, to redeem the shares at any time at par value and the shares have a $1.00 involuntary liquidation preference.

Class B preferred stock is non-voting, redeemable and pays a 3% cumulative dividend.  These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders that the Company receives from a promissory note in the amount of £421,874 (approximately US$841,681 at March 31, 2008) made by RLH that the Company holds. These were issued through a dividend to all common stockholders on October 20, 2006.  The Company valued these shares based on the value of the note amount on the dividend date of October 20, 2006.

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

Rudy Ced is no longer employed by the Company, but he remains a shareholder owning 50,000 shares of common stock.

SUBSEQUENT EVENTS

NONE

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

COMPANY OVERVIEW

The Company acquires portfolios of defaulted consumer debt obligations at a substantial discount to the contractual value of the obligations. The negotiated discount is based on the Company’s determination of the deterioration of the credit quality of the obligations between the time of origination and acquisition by the Company.

For the six months ended March 31, 2008, the Company invested $1,895,495 in charged-off consumer debt with an aggregate face value of $120,268,730, or 1.58% of face value.  In the six months ended March 31, 2007, the company invested $973,880 in charged-off consumer debt with an aggregate face value of $11,823,601, or 8.24% of face value.  Our debt purchasing metrics (dollars invested, face amount, average purchase price, types of paper and sources of paper) may vary significantly from quarter to quarter.

PLAN OF OPERATION FOR NEXT 12 MONTHS

Cash Requirements

The Company plans to acquire an existing collection agency or build a call center within the next nine months, and, depending on the operating cash flow at the time, may be able to fund these expenditures without additional capital.  More likely, however, such an acquisition would require the Company to seek additional capital through borrowing or issuance of its securities to one or more investors, most likely in a private negotiated transaction.

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

1.

OPERATIONS

A.

Revenues

Revenues for the six months ended March 31, 2008 was $2,493,453.  This revenue was generated from the sale of portfolios purchased for resale, collections from portfolios placed with third party agencies and consulting and advisory services.  Cost of revenues for the six months ended March 31, 2008 was $1,800,495.  The gross profit for the six months ended March 31, 2008 was $692,958, or 27.8% of revenues.  As the debt management services operations began January 1, 2007 a comparison of year to date revenue to revenue over the same period last year would not provide meaningful analysis.

Revenue for the three months ended March 31, 2008 was $691,708, an increase of $532,360 over the same period last year.  Cost of revenues for the three months ended March 31, 2008 was $554,467, an increase of $388,217 over the same period last year.  Gross profit for the period was $137,241, or 19.8% of revenues.

Over the past year the Company has reduced the number of portfolios held for collection and a greater emphasis has been placed on acquiring portfolios for immediate resale.  This type of transaction has the benefit of reduced collection risks and a defined probability.  In addition with this type of trading transaction, working capital and portfolio financing needs are reduced.

B.

Operating expenses

Total operating expenses for the six months ended March 31, 2008 was $471,630, or 18.9% of revenues.  Compensation expense of $246,736 represented 54% of total operating expenses.  As the debt management services operations began January 1, 2007 a comparison of year to date operations to operations over the same period last year would not produce meaningful analysis.

Total operating expenses for the three months ended March 31, 2008 was $264,306, an increase of $55,466 over the same period last year.  This was a result of an increase in compensation expense of $58,518, investor relations expense of $20,800, and consulting expenses of $16,748, offset by a decrease in legal expenses of $47,050.

C.

Other income (expense)

Interest income for the six months ended March 31, 2008 was $27,037 which consisted of $11,628 in interest received on the $250,000 promissory note from the purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd(collectively, the “Buying Group”), $11,907 in interest received on the $439,000 promissory note from Goldberg & Associates, LLC and Goldberg individually, and $3,502 in interest received on interest bearing bank balances.

Interest income for the three months ended March 31, 2008 was $18,826, an increase of $10,354 over the same period last year.  This was a result of additional interest of $11,907 incurred on the promissory note issued to Goldberg & Associates, LLC.

Interest expense for the six months ended March 31, 2008 was $13,434 which consisted of $12,881 in interest incurred on the $225,000 working capital facility, and $553 in interest incurred on the loan agreement with Global Trek Holdings L.P., an affiliate of Anthony Renteria.

Interest expense for the three months ended March 31, 2008 was $6,945, an increase of $5,171 over the same period last year.  This was a result of an increase in interest expense of $5,566 on the working capital facility.

2.

BUSINESS DEVELOPMENT

The Company plans to acquire an existing collection agency or build a call center within the next nine months, and, depending on the operating cash flow at the time, may be able to fund these expenditures without additional capital.  More likely, however, such an acquisition would require the Company to seek additional capital through borrowing or issuance of its securities to one or more investors, most likely in a private negotiated transaction.

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

Item 3.

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

NORAM CAPITAL HOLDINGS, INC.

Date: May 14, 2008	/s/ Anthony J. Renteria
Anthony J. Renteria
Principal Executive Officer and Director

Date: May 14, 2008	/s/ Daniel M. Cofall
Daniel M. Cofall
Principal Financial Officer and Director