Form 10QSB
period 2008-06-30
NORAM CAPITAL HOLDINGS
filed 2008-08-14
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 - QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 14, 2008, the issuer had outstanding 14,599,070 shares of Class A common stock, $0.002 par value per share.

Transitional Small Business Disclosure Format (Check One): Yes ☐   No  ☒

NORAM CAPITAL HOLDINGS, INC.

Part I - FINANCIAL INFORMATION

Item 1.

 FINANCIAL STATEMENTS

BALANCE SHEET (unaudited)	June 30, 2008
ASSETS

Current assets:
Cash and cash equivalents	$ 13,921
Accounts receivable	17,219
Note receivable – current portion	28,267
Finance receivable	104,648
Other receivables	7,724
Total current assets	171,779
Notes receivable	1,054,549
Goldberg receivable (net of allowance $79,532)	376,338
Property and equipment (net of accumulated depreciation of $12,418)	25,286
Total assets	$ 1,627,952

LIABILITIES, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 151,183
Accrued liabilities	90,489
Short-term notes payable and current portion of long-term notes payable	84,835
Total current liabilities	326,507
Long-term liabilities:
Accrued undeclared redeemable preferred series B dividend	20,177
Long-term notes payable	191,435
Total Long-term liabilities	211,612
Total liabilities	538,119

Commitments and contingencies	-

Redeemable preferred stock:
Class B, $0.01 par, 1,500,000 shares authorized, 1,404,920 shares issued and outstanding, £0.26 per share voluntary liquidation preference ($0.60 per share @ June 30, 2008)	841,809

Stockholders’ equity:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331
Common stock:
Class A, $0.002 par value, 100,000,000 shares authorized, 14,599,070 shares issued and outstanding	29,199
Additional paid-in capital	3,177,417
Accumulated deficit	(3,201,923)
Total stockholders’ equity	248,024
Total liabilities, redeemable preferred stock & stockholders’ equity	$ 1,627,952

See accompanying notes to financial statements

	For the three months ended		For the nine months ended
STATEMENT OF OPERATIONS	June 30,		June 30,
(unaudited)	2008	2007	2008	2007
		(Restated)		(Restated)
Revenue:
Portfolio collection revenue	$ 42,066	$ 348,362	$ 82,090	$ 507,710
Portfolio liquidation revenue	-	1,825,821	2,246,428	1,825,821
Other revenue	22,500	25,547	229,500	25,547
Total revenue	64,566	2,199,730	2,558,018	2,359,078

Cost of services:
Finance receivables recovery	47,522	331,943	87,546	450,389
Liquidated pool recovery	-	1,559,040	1,734,797	1,559,040
Collection fees	10,355	103,696	26,138	151,500
Commissions	2,500	6,091	12,391	6,091
Total cost of services	60,377	2,000,770	1,860,872	2,167,020
Gross profit	4,189	198,960	697,146	192,058

Operating expenses:
Compensation expense	104,458	90,000	351,194	177,500
Legal and professional fees	48,646	32,512	186,199	200,980
Bad debt expense	79,532	-	79,532	-
Other operating expenses	51,774	59,314	139,115	96,880
Total expenses	284,410	181,826	756,040	475,360
Operating income (loss)	(280,221)	17,134	(58,894)	(283,302)

Other income (expense):
Interest expense	(7,164)	(20,141)	(20,598)	(21,812)
Interest income	25,384	6,099	52,421	20,821
Total other income (expense)	18,220	(14,042)	31,823	(991)
Net income (loss)	$ (262,001)	$ 3,092	$ (27,071)	$ (284,293)

Net income (loss) attributable to common stockholders – basic	$ (0.02)	$ 0.01	$ (0.01)	$ (0.02)
Net income (loss) attributable to common stockholders– diluted	$ (0.02)	$ 0.01	$ (0.01)	$ (0.02)

Weighted average number of common shares outstanding:	14,599,070	14,399,391	14,522,147	12,786,324

See accompanying notes to financial statements

	For the nine months ended
STATEMENT OF CASH FLOWS	June 30
(unaudited)	2008	2007
Cash Flow from Operating Activities:		(Restated)
Net loss	$ (27,071)	$(284,293)
Adjustments to reconcile net income (loss) from net cash used by operating activities:
Depreciation	9,426	-
Issuance of common stock for services	20,800	-
Bad debt	79,532	-
Changes in assets and liabilities:
Accounts receivable	7,982	(1,334,234)
Other receivables	(7,724)	(10,609)
Finance receivables purchased	(2,292,922)	(1,737,793)
Proceeds from collections and sales of finance receivables	2,215,019	1,713,464
Prepaid expenses	714	(35,000)
Other assets	12,688	1,848
Accounts payable and accrued liabilities	(112,428)	369,935
Dividends payable	10,206	9,971
Net cash used by operating activities	(83,778)	(1,306,711)

Investing activities:
Proceeds from issuance of note receivable Goldberg	(467,137)	7,510
Collections on notes receivable	4,857	-
Net cash (used)/provided by investing activities	(462,280)	7,510

Financing activities:
Proceeds from notes payable	70,000	688,000
Payment on notes payable	(10,030)	(65,000)
Proceeds from line of credit	-	100,000
Collection on series B preferred stock	10,206	-
Proceeds from sales of common stock	-	600,000
Net cash provided by financing activities	70,176	1,323,000

Net increase (decrease) in cash and cash equivalents	(475,880)	23,799

Cash and cash equivalents at beginning of period	489,801	26,748
Cash and cash equivalents at end of period	$ 13,921	$ 50,547

Non-cash transactions:
Dividend to stockholders – redeemable preferred class B stock	$ -	$ 790,001
Issuance of common stock for services	$ 20,800	-
Supplemental cash flow information:
Interest paid	$ 12,881	$ 1,799

See accompanying notes to financial statements

NORAM CAPITAL HOLDINGS, INC

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2007, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

The statements of income and cash flow for the period ended June 30, 2007 have been restated to reflect the common stock dividend of $651,220 as a return of capital since the Company did not have current or prior accumulated earnings and profits. The distribution was previously reported as a loss on distribution of marketable securities.

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

NOTES RECEIVABLE

The Company has three notes receivable as of June 30, 2008.

One is a promissory note in the amount of $250,000 from a purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd. (collectively, the “Buying Group”) that purchased the Company’s subsidiaries, including Hotel Management Group, Inc. (“HMG”) and other hospitality assets, on September 29, 2006. The makers of the note are Paul Barham, Clive Russell, Geoffrey Dart and Apsley Estates, who are held jointly and severally liable.  The note is collateralized by the shares of HMG. The note bears interest at 10% per annum and is amortized quarterly with the final payment being due September 30, 2016.  This note is pledged by the Company as collateral to secure the Company’s obligations on three notes payable by the Company that total $225,000. The note balance at June 30, 2008 is $262,308.

The second is a loan note due from Red Leopard Holdings, plc (“RLH”), received by the Company as the final consideration for the sale of HHE.  The loan note is valued at £421,874, or $841,809 at June 30, 2008. The note bears interest at 3% per annum payable annually which began on March 31, 2007, on the outstanding principal balance. Any interest or principal proceeds received under this loan agreement are effectively dividend obligations of the Class B Redeemable Preferred shares and are payable when declared but generally not later than the full liquidation of the RLH note.  The note, due in full on March 31, 2015, is convertible into RLH common stock at the mid-market price on the day of conversion at the option of RLH. The Company considers its position to be similar to that of a fiduciary and, as such, will not recognize income from the interest proceeds.

The final is a promissory note in the amount of $439,000 from Goldberg & Associates, LLC and Steven Goldberg individually.  The note bears interest at 18% per annum, accruing from February 5th, 2008 on the outstanding principal balance, and a mortgage has been signed by Goldberg & Associates, LLC with respect to certain real estate in Boca Raton, Florida to secure the note.   The note has matured and remains unpaid.  The note is currently in default status and due to the cost of recovering the principle of the note, an allowance of $79,532 was created.  In addition, accrued legal expenses of $16,870 has been accrued on the note in accordance with the civil lawsuit filed.

FINANCE RECEIVABLES

The Company has entered into three separate purchase agreements as of June 30, 2008.

The company entered into a purchase agreement with a community financial services corporation in September 2007 for the acquisition of defaulted debt obligations at a predetermined rate times the gross face value of the portfolios.  The company is liquidating the portfolios through a third party collection agency to be held over a period of six to nine months of their acquisition.   As of June 30, 2008 the company has collected 60.6% of the receivable balance leaving a remaining receivable balance of $15,327.

The company entered into a purchase agreement with a national financial services corporation in December 2007 for the acquisition of defaulted debt obligations at a predetermined rate times the gross face value of the portfolios.  The Company is liquidating the portfolio through a third party collection agency to be held over a period of six months.  As part of the purchase agreement, all proceeds received net of collection agency fees will be distributed to Seller and a final payment, which shall be the difference between the purchase price and what has been recovered, will be due at the end of the liquidation period.  As of June 30, 2008 the company has collected 40.2% of the receivable balance leaving a remaining receivable balance of $69,159.

The company entered into a purchase agreement with a regional financial holding company in March 2008 for the acquisition of defaulted debt obligations at a predetermined rate times the gross face value of the portfolios.  The company is liquidating the portfolio through a third party collection agency to be held over a period of six to nine months of their acquisition.  As of June 30, 2008 the company has collected 40.3% of the receivable balance leaving a remaining receivable balance of $20,162.

LINE OF CREDIT

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006. As of June 30, 2008 no part of this facility is outstanding.

NOTES PAYABLE

At the end of April, 2007 and at the beginning of May, 2007, the Company entered into three virtually identical $75,000 installment loan agreements with three private individuals. The aggregate loan amount of $225,000 will be used for working capital for the purchase of defaulted debt obligations. These notes bear interest at the annual rate of 12% and are payable in quarterly installments of principal and interest of $3,245 each which began June 30, 2007. The notes are payable in full on June 30, 2010.  These notes are secured by the $250,000 note receivable from the Buying Group and its collateral. The balance of these notes at June 30, 2008 is $206,270.

NOTES PAYABLE – RELATED PARTY

On May 6, 2008 the Company executed a line of credit demand note with Global Trek., an affiliate of Anthony J. Renteria, in the amount of $100,000 for working capital purposes, of which $70,000 was advanced by Global Trek to the Company.  The borrowings are evidenced by the promissory notes bearing interest at an annual rate of interest of 5% on the outstanding principal balance. All principal and interest shall be due in full within thirty (30) days written notice by the note holder. The note may be paid in whole or in part without penalty or premium. Payments by the Company to the note holder shall first be applied to any unpaid interest and then to principal.  Similarly, on May 6, 2008, the Board authorized the Company to borrow up to $100,000 from Square Rock, an affiliate of Daniel Cofall, on a line of credit demand note bearing 5% interest, if such borrowings are necessary for working capital purposes.  However, as of the date of this filing, no sums have been drawn down and are payable to Square Rock.

PREFERRED STOCK

Class A preferred stock is non-voting, non-convertible and pays a 10% annual non-cumulative dividend. The Company has the right, but not the obligation, to redeem the shares at any time at par value and the shares have a $1.00 involuntary liquidation preference.

Class B preferred stock is non-voting, redeemable and pays a 3% cumulative dividend.  These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders that the Company receives from a promissory note in the amount of £421,874 (approximately US$841,809 at June 30, 2008) made by RLH that the Company holds. These were issued through a dividend to all common stockholders on October 20, 2006.  The Company valued these shares based on the value of the note amount on the dividend date of October 20, 2006.

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

RELATED PARTIES

The Company’s primary management consists of Anthony Renteria, President and CEO, and Daniel Cofall, Executive Vice-President and CFO.  Mr. Renteria owns a controlling interest of Global Trek Property Holdings, LP which owns approximately 45% of the outstanding shares of the Company.  Mr. Cofall owns a controlling interest of Square Rock Ltd., which is affiliated with Square Rock Pension Plan which owns approximately 45% of the outstanding shares of the Company.Other revenue for the quarter ending June 30 2008 represents consulting fees passed through to the Corporation by Dan Cofall, Executive Vice-President and CFO for his services to Biz Radio as an on air personality providing economic and financial analysis of the markets and news items.  In addition, the balance in Other Receivables as stated in the June 30, 2008 financial statements represent amounts outstanding as part of this relationship.

SUBSEQUENT EVENTS

In August, the Company has retained legal counsel in order to pursue all legal remedies in regards to Goldberg and Associates, LLC and Goldberg, individually, seeking compensatory damages, pre-judgment interest, costs and attorneys fees in connection with its claims for fraud, conversion and breach of contract.

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

For the nine months ended June 30, 2008, the Company invested $1,895,495 in charged-off consumer debt with an aggregate face value of $120,268,730, or 1.58% of face value.  In the nine months ended June 30, 2007, the company invested $2,053,768 in charged-off consumer debt with an aggregate face value of $35,459,685, or 5.79% of face value.  Our debt purchasing metrics (dollars invested, face amount, average purchase price, types of paper and sources of paper) may vary significantly from quarter to quarter.

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

1.

OPERATIONS

A.

Revenues

Revenues for the nine months ended June 30, 2008 was $2,558,018.  This revenue was generated from the sale of portfolios purchased for resale, collections from portfolios placed with third party agencies and consulting and advisory services.  Cost of revenues for the nine months ended June 30, 2008 was $1,860,872.  The gross profit for the nine months ended June 30, 2008 was $697,146, or 27.3% of revenues.  As the debt management services operations began January 1, 2007 a comparison of year to date revenue to revenue over the same period last year would not provide meaningful analysis.

Revenue for the three months ended June 30, 2008 was $64,566, a decrease of $2,135,164 over the same period last year.  Cost of revenues for the three months ended June 30, 2008 was $60,377, a decrease of $1,940,393 over the same period last year.  Gross profit for the period was $4,189, or 6.5% of revenues.

Over the past year the Company has reduced the number of portfolios held for collection and a greater emphasis has been placed on acquiring portfolios for immediate resale.  This type of transaction has the benefit of reduced collection risks and a defined probability.  In addition with this type of trading transaction, working capital and portfolio financing needs are reduced.

B.

 Operating expenses

Total operating expenses for the nine months ended June 30, 2008 was $756,040, or 29.6% of revenues.  Compensation expense of $351,194 represented 47% of total operating expenses. In addition, an allowance of $79,532 was established in relation to the outstanding note receivable for Goldberg & Associates. As the debt management services operations began January 1, 2007 a comparison of year to date operations to operations over the same period last year would not produce meaningful analysis.Total operating expenses for the three months ended June 30, 2008 was $284,410, an increase of $102,584 over the same period last year.  This was a result of an increase in compensation expense of $14,458, bad debt expense of $79,532 in relation to the Goldberg & Associates note receivable, and legal fees of $37,526, offset by a decrease in T&E expenses of $22,329.

C.

Other income (expense)

Interest income for the nine months ended June 30, 2008 was $52,421 which consisted of $17,286 in interest received on the $250,000 promissory note from the purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd(collectively, the “Buying Group”), $31,556 in interest received on the $439,000 promissory note from Goldberg & Associates, LLC and Goldberg individually, and $3,579 in interest received on interest bearing bank balances.

Interest income for the three months ended June 30, 2008 was $25,384, an increase of $19,681 over the same period last year.  This was a result of additional interest of $19,649 incurred on the promissory note issued to Goldberg & Associates, LLC.

Interest expense for the nine months ended June 30, 2008 was $20,598 which consisted of $19,172 in interest incurred on the $225,000 working capital facility, and $1,426 in interest incurred on the loan agreement with Global Trek Holdings L.P., an affiliate of Anthony Renteria.

Interest expense for the three months ended June 30, 2008 was $7,164, a decrease of $12,977 over the same period last year.

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

3.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company’s existing cash, together with anticipated cash flows from operations, borrowings, and sales of the Company’s securities, will be sufficient to meet its cash requirements during the next 6 months.  Additionally, Management has agreed to keep the Company funded at its own expense.  In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover cash needs.  There is no assurance additional capital will be available to the Company on acceptable terms.  If adequate funds are not available or not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Item 3.

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

NORAM CAPITAL HOLDINGS, INC.

Date: August 14, 2008	/s/ Anthony J. Renteria
Anthony J. Renteria
Principal Executive Officer and Director

Date: August 14, 2008	/s/ Daniel M. Cofall
Daniel M. Cofall
Principal Financial Officer and Director