Form 10KSB
period 2008-09-30
NORAM CAPITAL HOLDINGS
filed 2008-12-30
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:     September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period   from    to

Commission File No.:     0-2661

NORAM CAPITAL HOLDINGS, INC.

(Name of small business issuer in its charter)

Delaware	13-1946181
(State of jurisdiction of incorporation)	(IRS Employer Identification No.)

P. O. Box 9250, Dallas, Texas	75209
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (888) 886-6726

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

(1)  YES ☒   NO ☐

(2)  YES ☒   NO ☐

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

State issuer’s revenues for its most recent fiscal year: $2,698,013.

The aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of December 26, 2008, the last available quotation date:  Approximately$1,021,937

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  The number of shares of the registrant's Class A, $.002 par value Common Stock outstanding as of December 29, 2008 was 14,599,101.

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

The Company needed additional capitalization to remain a going concern, and the Board sought investors who would invest in the Company and support it in its existing hospitality business. However, the Board, in discussions with potential investors, only found those that were interested in taking the Company in a different direction, away from the hospitality business.   Therefore, the Company sold HMG and all other hospitality assets on September 29, 2006 and , shortly thereafter, divested itself of the RLH stock.

New Investors

On November 2, 2006, Global Trek Property Holdings, L.P. (“Global Trek”), a company affiliated with Anthony Renteria, and Square Rock, Ltd. (“Square Rock”), a company affiliated with Daniel Cofall, as new investors, purchased 12,644,290 shares of  Class A Common Stock issued by the Company, and thus acquired control of the Company.  Anthony Renteria and Daniel Cofall were appointed as the new Board of Directors. One Board of Directors position remains unfilled at this time.

Change of Business to Financial Receivable Management

The Board changed the business of the Company from the hospitality industry to financial receivables management and debt collection.  These types of services are rendered for credit issuers or other holders of debt portfolios.  The Company actively reviews acquisition opportunities in these areas.

Name Change

On January 5, 2007, the name of the Company was changed to NorAm Capital Holdings, Inc.  The name change is designed to help distinguish the business of the Company from its previous course of business in the hospitality industry.

(B) Business of the Issuer:

For the fiscal year ended September 30, 2008, the period covered by this Annual Report, the business of the Company was in financial receivables management and debt collection management.  These services were rendered for credit issuers or other holders of debt portfolios.  In addition, the Company is engaging in the purchase and resale of portfolios of defaulted debt and may engage in the collection of debt portfolios for its own account.

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

The second major way the creditor produces cash from the delinquent accounts is to recall all uncollected accounts from the collection agency, make the determination that the accounts are not quickly collectible and label them as “charge-off” accounts and put them in a portfolio for resale for a discounted lump sum.  Large established credit issuers, such as credit card companies, routinely charge-off portfolios of uncollected accounts on a monthly basis and sell them for a negotiated or bid price.  Generally, such a creditor, sells all charge-offs for that month for the entire national portfolio for a particular credit card in one lump sale, and usually contracts are negotiated in which the buyer must commit to purchase all charge-offs at a stated rate for a period of six months or a year, called a “forward flow” contract.  There is strong competition to purchase forward flow charge-offs direct from the issuer of the debt.   This direct-from-issuer debt is generally considered by professional collectors to be among the most predictable and highest liquidating debt on the market, and returns high, stable yields.  There are therefore many buyers who would like to purchase at least a portion of these types of portfolios.  However, the major credit issuers desire not only to receive the best price from the sale of the charged-off portfolios, but are also concerned with their brand reputation and are thus concerned about the identity and reputation of the final holder of the debt and the collection procedures that will be used.   Therefore, in the major issuer direct sales market, competition is fierce and there are only a comparatively few companies that have both the financial ability to make the purchases and are acceptable to the issuers.  The Company believes that the contacts in the industry, experience and reputation of its senior management give it the ability to successfully compete for the purchase of these types of products.  Financially, the ability of the Company to purchase a particular forward flow of debt would depend on a number of factors such as the size of the portfolio, the price, the duration of the flow, whether the purchase was for resale or for holding by the Company, whether the Company had a financial partner or financing available for the purchase or a buyer located for resale.

Credit markets, both nationally and globally are facing extraordinary pressures.  As debt delinquencies increase, lenders are focused on generating recoveries from the charge-offs, and the volume and varieties of bad debt being sold has increased.  With the increases in supply, there is general pressure on the prices of debt portfolios, and with respect to many areas of defaulted debt, the prices are falling.  This negatively impacts companies that have locked in forward flow purchases at historically high rates, and some credit issuers are being forced by market conditions to reprice their portfolios to lower levels.  Both debt buyers and debt sellers are in the process of re-pricing to adjust for changing risk tolerance, liquidation curves and economic expectations.  Buyers change their expectations more rapidly than do sellers, and the markets are currently adjusting to these changes.  The Company does not hold significant portfolios of debt that are affected by these market pricing changes nor does it hold any forward flow purchase commitments, thus its loss exposure is very limited during this period of transition.  However, debt trading can be difficult as sellers are reluctant to sell for lower prices and buyers are wary of liquidation projections and offer even lower prices. The Company expects that the debt trading market will be priced lower in fiscal year 2009, with volumes of debt on the market increasing as charge off levels increase.

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

Licensing

Generally no licensing is required to trade or own debt portfolios or provide financial receivable management services to lenders.  However, in order to collect debts owing to individuals or consumers, most states require certain licenses or bonds, or both.  At present, the Company does not conduct debt collection services itself, and thus generally no licensing is required.  The Company utilizes fully licensed third-party collection agencies to handle its collections at this time. A few states, however, such as West Virginia, have taken more extreme positions that a company must itself obtain a separate collector’s license even if its debts are only collected through licensed third-party collectors.   As a consequence, the Company will refrain from and does not have plans to have accounts collected on its behalf in West Virginia.  If and when the Company enters the contingency collection market with its own facilities, it will be required to obtain the necessary state licenses and bonds.

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

The consumer protection regulations are a fact of the business of consumer debt management, and the Company views the rules and regulations as something positive for the industry that should be embraced.  Too often the business of debt collection and defaulted debt trading is viewed negatively by the public, and the Company believes it is in its best interest and the best interest of its clients and the industry as a whole to raise the standards and elevate business ethics.  While legal compliance and security measures have a significant cost, the Company believes it is essential to the integrity of the business and the ultimate financial success of the business.   The Company works with industry trade groups such as the Debt Buyers Association (“DBA”) and the American Collectors Association (“ACA”) to stay current and advice on these topics.

Because of perceived lending practices abuses, individual states are continually reviewing consumer laws and consumer lending regulations.  This type of state regulation can create risk that various loans and the collection of certain loans can become more restricted, licensed or even banned.  For example, some states have enacted legislation banning certain high interest loans to individuals, and several states are restricting or prohibiting “payday” loans.

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

Employees

At September 30, 2008, the Company had 3 full time employees,  and 1 person providing contract assistance.

Item 2. Description of  Property

(A)

Principal Offices

The Company has not owned or leased any real estate during the fiscal year ending September 30, 2008.  In conducting its operations this year, the Company’s staff has used home offices and a post office box address.  At the date of filing this Annual Report, management of the Company is not considering the lease of office space to meet its needs for the coming year.

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

Item 3.  Legal Proceedings

(1)

On January 22, 2008, the Company filed an action in the Circuit Court of the 17th Judicial Circuit for Palm Beach County, Florida, styled NorAm Capital Holdings, Inc., as Plaintiff, against Goldberg & Associates, LLC, a Florida limited liability company (“Goldberg LLC”) and Steven D. Goldberg, individually, as Defendants.

The Company alleges that on December 17, 2007 it entered into a contract with Goldberg LLC to purchase a portfolio of charged off debt from Goldberg LLC for a purchase price of $431,229.00 and wired funds to Goldberg LLC’s account on that date for the purchase.  However, despite representing and warranting to the Company that it owned the portfolio free and clear of all liens and encumbrances, Goldberg LLC did not in fact  own the portfolio of accounts, and apparently fraudulently diverted the Company’s funds for use as part of a purchase of real estate in Boca Raton, Florida.  Subsequent to the filing of the action,  upon demand by the Company, Goldberg LLC executed a promissory note to the Company and granted the Company a mortgage lien on its real estate in Florida.

In the action filed, the Company has sought compensatory damages, pre-judgment interest, costs and attorneys fees from the Defendants in connection with its claims for fraud, conversion and breach of contract.  The Company has also sought to impose a constructive trust over the Florida real estate owned by Goldberg LLC and for an equitable lien on the real estate and against Goldberg LLC, and has asked the court for foreclosure of its mortgage on the real estate, along with costs, attorney fees and such other relief as the court may find appropriate.  On December 2, 2008, the court granted the Company a default judgment, and at the filing date of this report, the Company is awaiting the clerk of the court to hold the foreclosure sale.

(2)

On September 17, 2008, a complaint was filed by Avatar Income Fund II, LLC (“Avatar”) against Goldberg LLC, the Company and others in the 15th Judicial Circuit Court of Palm Beach County Florida.  Avatar alleges that Goldberg LLC defaulted in payment of its mortgage note to Avatar.  The purpose of the suit was to seek foreclosure of  the mortgage lien held by Avatar against certain real estate in Boca Raton, Florida owned by Goldberg LLC.  The real estate is same real estate that the Company is asserting its lien upon and seeking foreclosure of in the legal proceeding described  in (1) above.  The Company is named in this Avatar proceeding solely because of the Company’s position as lienholder.  The Company is contesting Avatar’s foreclosure action, asserting that the Company’s lien is equal or superior to Avatar’s lien by reason of Avatar’s negligence and constructive knowledge of the fraud involved in the purchase by Goldberg & Associates, LLC.

(3)

On August 13, 2008, Express Check Advance, LLC, filed a complaint against the Company,  Global Trek Property Holdings, L.P., and Anthony J. Renteria  in the Circuit Court of Hamilton County, Tennessee.   The Plaintiff alleges breach of contract. In connection with the sale of a portfolio of accounts to the Company, and is alleging damages in the amount of $59,965.26 for failure to complete payment on the sale.  At the date of filing this report, the parties are negotiating in an effort to settle the case.

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

	Fiscal 2008 Bid Prices		Fiscal 2007 Bid Prices
	High	Low	High	Low
First Quarter	$0.60	$0.52	$5.50	$1.00
Second Quarter	$0.75	$0.35	$3.00	$1.05
Third Quarter	$0.75	$0.75	$6.00	$1.05
Fourth Quarter	$0.75	$0.11	$1.40	$0.55

(B)

Holders

As of September 30, 2008, there were approximately 1,060 record holders of the Company's Class A Common Stock.

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

(D)

Securities Authorized for Issuance Under Equity Compensation Plan

As of September 30, 2008, there were no securities authorized for issuance under equity compensation plans.  All outstanding stock options had been cancelled by mutual agreement between the option holders and the Company.

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

We have identified the policies below as critical to the Company’s business operations and the understanding of the Company’s results of operations.  For a detailed discussion on the application of these and other accounting policies, see Note B in the Notes to Financial Statements.

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

Portfolio Reserves

The Company acquires portfolios of defaulted consumer debt obligations at a substantial discount to the contractual value of the obligations. The negotiated discount is based on the Company’s determination of the deterioration of the credit quality of the obligations between the time of origination and acquisition by the Company. If the Company determines subsequent to the acquisition of the portfolios that it may be unable to recover its investment in its acquired portfolios, it will establish in the period of determination, a valuation allowance sufficient to provide for the expected losses. The valuation allowance subsequently will be reviewed periodically for changes in the expected losses and adjusted accordingly.  The Company established a valuation allowance on debt portfolios held for sale of $45,209.27 at September 30, 2008.

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

Foreign Currency Translation

All assets and liabilities in the balance sheet whose functional currency is other than the U.S. dollar are translated at year-end exchange rates.  All revenues and expenses in the statement of operations, are translated at average exchange rates for the year.  Any translation gains and losses are not included in determining net income (loss) but would be shown in accumulated other comprehensive income (loss) within the stockholders’ equity or redeemable preferred stock section of the balance sheet.  The Company did not incur any foreign currency translation gains or losses for the period ended September 30, 2008.  Foreign currency transaction gains and losses are included in determining net income (loss) and were not significant in 2007 or 2008.

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

PLAN OF OPERATION FOR NEXT 12 MONTHS

Cash Requirements

Currently, the Company has transactions in negotiation and transactions in development which, if successfully concluded, should allow the Company to fund its day-to-day cash requirements without the need for borrowing or additional cash infusion.  The Company is exploring the acquisition of an existing collection agency or building a call center, and depending on the operating cash flow at the time, may be able to fund these expenditures without additional capital.  More likely, however, such an acquisition would require the Company to seek additional capital through borrowing or issuance of its securities to one or more investors, most likely in a private negotiated transaction.  In addition, the Company is considering the expansion of its operations to provide back office support and service to third party call center agencies.  The successful conclusion of this expansion will result in additional cash flow to aid in the funding of its day-to-day cash requirements.

Expected Purchase of Assets or Equipment

Until the Company acquires or builds a debt collection call center, it does not expect major purchases of assets or equipment.  The Company may purchase certain office equipment and furniture as it obtains permanent offices.  Once a debt collection call center is being acquired or developed, the Company would be acquiring computer servers, workstations, telephone equipment, debt collection and management software and security equipment, as well as office facilities for the collectors.  The expected cost for the equipment is undetermined at this time, but would likely be several thousand dollars.

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

RESULTS OF OPERATIONS

A.

Revenues

A comparison of current year operations to prior year operations would not produce meaningful analysis as prior year revenue and income results are for the period January 1, 2007 through September 30, 2007.  There was no revenue generated during the first quarter of fiscal year 2007.

Revenues for the year ended September 30, 2008 were $2,698,013.  This revenue was generated from the sale of portfolios purchased for resale, collections from portfolios placed with third party agencies for collection and consulting and advisory services.  Cost of revenues for the year ended September 30, 2008, were $2,009,382.  The gross profit for the year was $688,631 or 25.5% of revenues.

B.

Operating expenses

Total operating expenses for the fiscal year ended September 30, 2008 were $874,432 or 32.4% of revenues.  This balance primarily consists of $462,440 in compensation expenses, $67,772 in legal fees, $60,056 in computer and internet expenses, and $69,465 in travel & entertainment expenses.

C.

Other income (expense)

Interest income for the year ending September 30, 2008 was $77,780.  This balance primarily consists of interest received of $22,835 on the $250,000 promissory note from the Buying Group, and $51,361 of interest accrued on the Goldberg promissory note.  Total interest expense for the year was $27,805 which primarily consists of $25,360 of interest incurred on the $225,000 working capital facility.

D.

Off-Balance sheet arrangements.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

The Goldberg LLC litigation, described above, has had a significant negative impact on the liquidity of the Company since January 2008.   The transaction with Goldberg LLC represents an  unexpected net cash outflow of over $450,000 that has strained Company resources.  This has caused the Company to reduce, or in some cases stop, payments to vendors and make efforts to reduce employee compensation.

On May 6, 2008 the Company executed an unsecured line of credit demand note with Global Trek, an affiliate of Anthony J. Renteria, in the amount of $100,000 for working capital purposes, of which $90,000 has been advanced to the Company.  The note bears interest of five percent (5%) annually on the outstanding principal balance.  All principal and interest shall be due in full within thirty (30) days after written notice by the noteholder. The note may be paid  in whole or in part without penalty or premium.

On May 6, 2008, the Board authorized the Company to borrow up to $100,000 from Square Rock, an affiliate of Daniel Cofall, of which $11,000 has been advanced to the Company.  The borrowing is evidenced by a promissory note bearing an interest of five percent (5%) annually on the outstanding principal balance.  All principal and interest shall be due in full within thirty (30) days written notice by the noteholder. The note may be paid in whole or in part without penalty or premium.

Because of declining revenues, the Company has implemented a number of cost cutting measures to reduce expenses.  The Company negotiated a permanent reduction in licensing fees from our software vendor.  In addition, the Company modified the contract with its legal counsel from a flat monthly fee to an hourly rate as our usage for counsel has reduced dramatically over the last year.  Anthony J. Renteria, CEO, and Daniel Cofall, CFO have temporarily reduced their salaries effective August, 2008 to the legal minimum wage established in the state of Texas for exempt employees and have elected to not defer the difference in their salary.

Management believes that the Company’s existing cash, together with anticipated cash flows from operations, borrowings, and sales of the Company’s securities, will be sufficient to meet its cash requirements during the next twelve months.  In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover cash needs.  There is no assurance additional capital will be available to the Company on acceptable terms.  If adequate funds are not available or not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict its business operations.

The foregoing statement regarding the Company’s expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund losses.

SUBSEQUENT EVENTS

On December 18, 2008, the Company has successfully concluded the purchase of charged off credit card accounts from a Tier One Credit Card issuer over a multi-month period.  The Company expects this transaction to yield sufficient cash flows to the Company to cover operating expenses.

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006.  The full $100,000 was drawn on November 14th 2008 for working capital purposes.   The daily outstanding line balance bears interest at the rate of prime plus 1% which is payable monthly.  As of the date of this filing, $90,343 of outstanding principle has been repaid.

Item 7.  Financial Statements

The financial statements are filed as a part of this report:

See the Index to Financial Statements on page F-1 immediately following page 32 of this report. All such financial statements, schedules and supplementary data are incorporated herein by this reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information with respect to the directors and executive officers as of September 30, 2008.

NAME	POSITION WITH COMPANY	AGE
Anthony J. Renteria	Director , President and Chief Executive Officer	39
Daniel M. Cofall	Director, Executive Vice President and Chief Financial Officer	53

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

DANIEL M. COFALL was appointed the Chief Financial Officer, Executive Vice President and a Director of the Company in November 2006.  Mr. Cofall is also the managing director of Square Rock, a company he founded in 2004 to provide financial advisory services to U.S.-based debt buyers. Prior to joining the Company, Mr. Cofall was the Executive Vice President and Chief Financial Officer for FPII.  In that capacity, Mr. Cofall was responsible for the administration, finance, and operations for all FPII’s activities in North America.  Mr. Cofall joined FPII in 2004.  From 2001 to 2004, Mr. Cofall served as a partner in Opes Partners, a private Dallas-based financial advisory firm.  In May 2008 Mr. Cofall accepted a position, with approval from the board, to serve as a radio personality for a local business radio station providing economic and financial analysis on the markets and news items.   This engagement is contract work only without significant time requirements with the purpose of creating publicity for the Company as well as source additional funding.    Mr. Cofall holds no director positions with other public companies.

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

Summary Compensation Table
	Annual Compensation				Long term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation
Daniel M Cofall, Chief Financial Officer, Executive Vice President	2008	$165,500	$25,000	$6,300¹
	2007	$121,500	$50,000	$8,400¹
Anthony J. Renteria, Chief Executive Officer, President	2008	$158,000	$25,000	$6,300¹
	2007	$117,000	$50,000	$8,400¹

¹Car allowance of $700 per month.

At the present time the Company has, and at all times during the past three fiscal years, the Company had no pension, retirement, annuity, deferred compensation, incentive or stock purchase, thrift or profit-sharing plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

(A) Five percent shareholders. The following table sets forth the persons who, as of December 29, 2008, who were known to the Company to be beneficial owners of more than five percent of each class of the voting securities of the Company:

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

(B) Security ownership of management.  The following table sets forth each class of equity securities owned by the executive officers and directors of the Company as of December 29, 2008 individually and as a group.

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

Other revenue for the year ending September 30, 2008 represents consulting fees passed through to the Corporation by Dan Cofall, Executive Vice-President and CFO for his services to Biz Radio as an on air personality providing economic and financial analysis of the markets and news items.  This agreement was canceled on August 15th 2008 and all monies owed to the Company have been received.

On May 6, 2008 the Company executed an unsecured line of credit demand note with Global Trek., an affiliate of Anthony J. Renteria, in the amount of $100,000 for working capital purposes, of which $90,000 was advanced by Global Trek to the Company.  The note bears interest at an annual rate of interest of 5% on the outstanding principal balance. All principal and interest shall be due in full within thirty (30) days written notice by the noteholder. The note may be paid in whole or in part without penalty or premium.

Similarly, on May 6, 2008, the Board authorized the Company to borrow up to $100,000 from Square Rock, an affiliate of Daniel Cofall, on a line of credit demand note bearing 5% interest, of which $11,000 has been advanced to the Company for working capital purposes.   All principal and interest shall be due in full within thirty (30) days written notice by the noteholder. The note may be paid in whole or in part without penalty or premium.

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

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)

Audit Committee Charter

Item 14.  Principal Accountants’ Fees and Services

The following table discloses accounting fees and services that were billed by the Company’s independent registered public accounting firms, which for the year ending September 30, 2007 and for the year ending September 30, 2008 was Lightfoot Guest Moore & Co., PC:

Type of Services Rendered	2008 Fiscal Year	2007 Fiscal Year
(a) Audit Fees	$20,000	$20,000
(b) Audit related Fees	$14,000	$14,000
(c) Tax Fees	$0	$0
(d) All Other Fees	$0	$0

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

NORAM CAPITAL HOLDINGS, INC.

By: /s/ Anthony J. Renteria
Anthony J. Renteria
Date: December 29, 2008	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons comprising the majority of the current Directors on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel M. Cofall	Date: December 29, 2008
Daniel M. Cofall	Date
Director

/s/ Anthony J. Renteria	Date: December 29, 2008
Anthony J. Renteria	Date
Director and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NorAm Capital Holdings, Inc.

Dallas, Texas

We have audited the accompanying balance sheet of NorAm Capital Holdings, Inc. as of September 30, 2008, and the related statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for the years ended September 30, 2008 and 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NorAm Capital Holdings, Inc. at September 30, 2008 and the results of its operations and its cash flows for the years ended September 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lightfoot Guest Moore & Co., PC

Dallas, Texas

December 29, 2008

NORAM CAPITAL HOLDINGS, INC. BALANCE SHEET
Sept 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$25,317
Accounts receivable	1,011
Interest receivable	49,199
Note receivable – current portion	23,175
Debt portfolios held for resale (net of allowance of $45,209)	36,488
Goldberg receivable (net of allowance of $79,532)	387,765
Total current assets	522,955
Notes receivable	965,591
Property and equipment (net of accumulated depreciation of $12,569)	22,144
Total assets	$1,510,690

LIABILITIES, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$195,408
Accrued liabilities	86,267
Short-term notes payable and current portion of long-term notes payable	18,827
Loans from shareholders	81,732
Total current liabilities	382,234
Long-term liabilities:
Accrued undeclared redeemable preferred series B dividend	34,979
Long-term notes payable	187,444
Total liabilities	604,657

Commitments and contingencies	-

Redeemable preferred stock:
Class B, $0.01 par, 1,500,000 shares authorized, 1,404,920 shares issued and outstanding, £0.26 per share voluntary liquidation preference ($0.55 per share @ September 30, 2008)	766,760

Stockholders’ equity:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331
Common stock:
Class A, $0.002 par value, 100,000,000 shares authorized, 14,599,070 shares issued and outstanding	29,199
Additional paid-in capital	3,177,417
Accumulated deficit	(3,310,674)
Total stockholders’ equity	139,273
Total liabilities, redeemable preferred stock & stockholders’ equity	$1,510,690

See Accompanying Notes To Financial Statements

NORAM CAPITAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the years ended
	Sept 30,
	2008	2007

Revenue:
Debt portfolio collection revenue	$94,785	$520,327
Debt portfolio liquidation revenue	2,354,228	2,873,436
Other revenue	249,000	25,547
Total revenue	2,698,013	3,419,310

Cost of services:
Finance receivables recovery	146,622	450,388
Liquidated pool recovery	1,817,122	2,503,268
Collection fees	29,997	151,107
Commissions	15,641	9,405
Total cost of services	2,009,382	3,114,168
Gross profit	688,631	305,142

Operating expenses:
Compensation expense	462,440	394,576
Legal and professional fees	175,154	313,487
Other operating expenses	236,838	166,792
Total expenses	874,432	874,855
Operating income (loss)	(185,801)	(569,713)

Other income (expense):
Interest expense	(27,805)	(42,569)
Interest income	77,781	31,265
Total other income (expense)	49,976	(11,304)
Net income (loss)	$(135,825)	(581,017)

Net income (loss) attributable to common stockholders – basic	$(0.01)	$(0.04)
Net income (loss) attributable to common stockholders– diluted	$(0.01)	$(0.04)

Weighted average number of common shares outstanding:	14,539,923	13,153,151

See Accompanying Notes To Financial Statements

NORAM CAPITAL HOLDINGS, INC.

STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2008 and 2007

	Redeemable Preferred Stock – Class A	Preferred Stock – Class A	Common Stock class–A Shares	Common Stock class-A Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at September 30, 2006	$-	$243,331	1,405,101	$2,810	$4,048,558	$(2,593,832)	$1,700,867
Net loss attributable to common stockholders	-	-	-	-	-	(581,017)	(581,017)
Fractional shares redeemed	-	-	(321)	-	-	-	-
Preferred stock class B purchase	790,001	-	-	-	-	-	-
Foreign currency adjustments	73,870	-	-	-	-	-	-
Preferred stock dividend	-	-	-	-	(24,331)	-	(24,331)
Common stock dividend	-	-	-	-	(651,220)	-	(651,220)
Preferred stock dividend	-	-	-	-	(790,001)	-	(790,001)
Common stock issued for cash	-	-	12,644,290	25,289	224,711	-	250,000
Common stock issued for cash	-	-	300,000	600	299,400	-	300,000
Common stock issued for cash	-	-	50,000	100	49,900	-	50,000
Balance at September 30, 2007	863,871	243,331	14,399,070	28,799	3,157,017	(3,174,849)	254,298

Net loss attributable to common stockholders	-	-	-	-	-	(135,825)	(135,825)
Common stock issued for services	-	-	200,000	400	20,400	-	20,800
Fractional shares correction			31
Foreign currency adjustments	(97,111)

Balance at September 30, 2008	$ 766,760	$243,331	14,599,101	$29,199	$3,177,417	$(3,310,674)	$139,273

See Accompanying Notes To Financial Statements

NORAM CAPITAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the years ended
	Sept 30
	2008	2007
Cash Flow from Operating Activities:
Net loss	$ (135,825)	$(581,017)
Adjustments to reconcile net income (loss) from net cash used by operating activities:
Depreciation	12,569	2,992
Issuance of common stock for services	20,800	-
Provision for debt portfolio collection	45,209
Allowance for debt recovery	79,532	-
Changes in assets and liabilities:
Accounts receivable	24,190	(25,201)
Other receivables	12,688	(12,688)
Finance receivables purchased	2,088,704	(2,744,578)
Proceeds from collections and sales of finance receivables	(2,115,449)	2,717,833
Debt portfolios held for resale	(81,697)	-
Prepaid expenses	714	(714)
Other assets	-	1,848
Accounts payable and accrued liabilities	(62,219)	324,944
Net cash used by operating activities	(106,493)	(316,581)

Investing activities:
Proceeds from issuance of note receivable Goldberg	(467,137)	-
Collections on notes receivable	12,592	15,401
Purchase of property and equipment	-	(37,704)
Net cash (used)/provided by investing activities	(454,705)	(22,303)

Financing activities:
Proceeds from notes payable – related parties	81,732	198,000
Proceeds from line-of-credit	-	100,000
Payment from line-of-credit	-	(100,000)
Payment on notes payable	(10,029)	(471,700)
Proceeds from notes payable	-	490,000
Collection on series B preferred stock	25,008	9,971
Proceeds from sales of common stock	-	(51,220)
Net cash provided by financing activities	96,711	801,940

Net increase (decrease) in cash and cash equivalents	(464,487)	463,056

Cash and cash equivalents at beginning of period	489,804	26,748
Cash and cash equivalents at end of period	$ 25,317	$ 489,804

Non-cash transactions:
Dividend to stockholders – redeemable preferred class B stock	$ -	$ 790,001
Supplemental cash flow information:
Interest paid	$ 27,805	$ 42,569

See Accompanying Notes To Financial Statements

NOTES TO FINANCIAL STATEMENTS

A.

Nature of Business

NorAm Capital Holdings, Inc. (“the Company” or “NorAm”) is a Delaware corporation.  The Company was formerly known as the Harrell Hospitality Group, Inc. (“HHG”), and was originally incorporated in 1959 in the state of Massachusetts under the name of Formula 409, Inc.  HHG was primarily involved in the management and development of hotels, mainly in the states of California and Texas, and the United Kingdom.  In February 2003, HHG began operations in the United Kingdom with the formation of Harrell Hotels Europe, Ltd. (“HHE”), a wholly-owned subsidiary of HHG.  HHG’s United Kingdom offices were located in London, England.  HHG sold HHE on March 31, 2005.   Therefore, the Company sold HMG and all other hospitality assets on September 29, 2006 and , shortly thereafter, divested itself of the RLH stock.  On January 5, 2007, the name of the Company changed to NorAm Capital Holdings, Inc.  The name changed to help distinguish the business from its previous course of business in the hospitality industry.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At September 30, 2008 and 2007, the Company had no such investments included in cash and cash equivalents.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  At September 30, 2008, the Company had approximately $75,000 in shortage of FDIC insured limits. The Company has not experienced any losses in such accounts.

B.

Summary of Significant Accounting Policies (continued)

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

Property and equipment consisted of computer software at September 30, 2008.

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

B.

Summary of Significant Accounting Policies (continued)

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

B.

Summary of Significant Accounting Policies (continued)

Debt Portfolio Reserves

The Company acquires portfolios of defaulted consumer debt obligations at a substantial discount to the contractual value of the obligations.  The negotiated discount is based on the Company’s determination of the deterioration of the credit quality of the obligations between the time of origination and acquisition by the Company.  If the Company determines subsequent to the acquisition of the portfolios that it may be unable to recover its investment in its acquired portfolios, it will establish in the period of determination, a valuation allowance sufficient to provide for the expected losses.  The valuation allowance subsequently will be reviewed periodically for changes in the expected losses and adjusted accordingly.  At September 30, 2008 the Company had established a portfolio valuation allowance of $45,209.

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

Foreign Currency Translation

All assets and liabilities in the balance sheet whose functional currency is other than the U.S. dollar are translated at year-end exchange rates.  All revenues and expenses in the statement of operations are translated at average exchange rates for the year.  Any translation gains or losses are not included in determining net income (loss) but would be shown in accumulated other comprehensive income (loss) within the stockholders' equity or redeemable preferred stock section of the balance sheet.  The Company did not incur any translation gains or losses for the periods ended September 30, 2008 or 2007.  Foreign currency transaction gains and losses are included in determining net income (loss) and were not significant in 2008 or 2007.

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

B.

Summary of Significant Accounting Policies (continued)

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

C.

Notes Receivable

The Company has three notes receivable as of September 30, 2008.

One is a promissory note in the amount of $250,000 from a purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd. (collectively, the “Buying Group”) that purchased the Company’s subsidiaries, including Hotel Management Group, Inc. (“HMG”) and other hospitality assets, on September 29, 2006. The makers of the note are Paul Barham, Clive Russell, Geoffrey Dart and Apsley Estates, who are held jointly and severally liable.  The note is collateralized by the shares of HMG. The note bears interest at 10% per annum and is amortized quarterly with the final payment being due September 30, 2016.  This note is pledged by the Company as collateral to secure the Company’s obligations on three notes payable by the Company that total $225,000. The note balance at September 30, 2008 is $222,006.

The second is a loan note due from Red Leopard Holdings, plc (“RLH”), received by the Company as the final consideration for the sale of HHE.  The loan note is valued at £421,874, or $766,760 at September 30, 2008. The note bears interest at 3% per annum payable annually which began on March 31, 2007, on the outstanding principal balance. Any interest or principal proceeds received under this loan agreement are effectively dividend obligations of the Class B Redeemable Preferred shares and are payable when declared but generally not later than the full liquidation of the RLH note.  The note, due in full on March 31, 2015, is convertible into RLH common stock at the mid-market price on the day of conversion at the option of RLH. The Company considers its position to be similar to that of a fiduciary and, as such, will not recognize income from the interest proceeds.

The final is a promissory note in the amount of $439,000 from Goldberg & Associates, LLC and Steven Goldberg individually.  The note bears interest at 18% per annum, accruing from February 5th, 2008 on the outstanding principal balance, and a mortgage has been signed by Goldberg & Associates, LLC with respect to certain real estate in Boca Raton, Florida to secure the note.   The note has matured and remains unpaid.  The note is currently in default status and due to the cost of recovering the principle of the note, an allowance of $79,532 was created.  In addition, accrued legal expenses of $28,298 have been accrued on the note in accordance with the civil lawsuit filed.

D.

Finance Receivables

The company entered into a purchase agreement with a community financial services corporation in September 2007 for the acquisition of defaulted debt obligations at a predetermined rate times the gross face value of the portfolios. As of September 30, 2008 the company has collected 64.4% of the receivable balance leaving a remaining receivable balance of $13,858.  The Company has recalled this portfolio from its third party collection agency and is currently available for sale. See Note E.

The company entered into a purchase agreement with a national financial services corporation in December 2007 for the acquisition of defaulted debt obligations at a predetermined rate times the gross face value of the portfolios.  As part of the purchase agreement, all proceeds received net of collection agency fees will be distributed to Seller and a final payment, which shall be the difference between the purchase price and what has been recovered, will be due at the end of the liquidation period.  As of September 30, 2008 the company has collected 55.9% of the receivable balance leaving a remaining receivable balance of $51,013.  The Company has recalled this portfolio from its third party collection agency and is currently available for sale. See Note E.

The Company entered into a purchase agreement with a regional banking institution in March 2008 for the acquisition of defaulted mortgage debt obligations at a predetermined rate times the gross face value of the portfolio.  As of September 30th, 2008 the company collected 57.8% of the receivable balance leaving a remaining balance of $14,236.  The remaining portfolio was recalled from a third party collection agency and sold resulting in a gain of $15,764.

E.

Debt portfolios available for sale

The company has $81,698 in debt portfolios available for sale with a face value of $3,648,842.  Due to the uncertainty that a successful sale of these debt portfolios will be able to recoup the acquisition costs a valuation allowance of $45,209 has been established.

F.

Line of Credit

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006. As of September 30, 2008 no part of this facility is outstanding.

G.

NOTES PAYABLE

At the end of April, 2007 and at the beginning of May, 2007, the Company entered into three virtually identical $75,000 installment loan agreements with three private individuals. The aggregate loan amount of $225,000 will be used for working capital for the purchase of defaulted debt obligations. These notes bear interest at the annual rate of 12% and are payable in quarterly installments of principal and interest of $3,245 each which began June 30, 2007. The notes are payable in full on June 30, 2010.  These notes are secured by the $250,000 note receivable from the Buying Group and its collateral. The balance of these notes at September 30, 2008 is $206,271.

G.

NOTES PAYABLE (continued)

NOTES PAYABLE – RELATED PARTIES

On May 6, 2008 the Company executed a line of credit demand note with Global Trek., an affiliate of Anthony J. Renteria, in the amount of $100,000 for working capital purposes, of which $90,000 was advanced by Global Trek to the Company during the year.  The borrowings are evidenced by the promissory notes bearing interest at an annual rate of interest of 5% on the outstanding principal balance. All principal and interest shall be due in full within thirty (30) days written notice by the note holder. The note may be paid in whole or in part without penalty or premium. The principle balance of this note at September 30, 2008 is $70,732.

Similarly, on May 6, 2008, the Board authorized the Company to borrow up to $100,000 from Square Rock, an affiliate of Daniel Cofall, on a line of credit demand note bearing 5% interest, if such borrowings are necessary for working capital purposes.  As of the date of this filing $11,000 was advanced by Square Rock to the Company.

H.

Preferred Stock

Class A preferred stock is non-voting, non-convertible and pays a 10% annual non-cumulative dividend. The Company has the right, but not the obligation, to redeem the shares at any time at par value and the shares have a $1.00 involuntary liquidation preference.

Class B preferred stock is non-voting, redeemable and pays a 3% cumulative dividend.  These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders that the Company receives from a promissory note in the amount of £421,874 (approximately US$766,760 at September 30, 2008) made by RLH that the Company holds. These were issued through a dividend to all common stockholders on October 20, 2006.  The Company valued these shares based on the value of the note amount on the dividend date of October 20, 2006.

I.

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

I.

Common Stock (continued)

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

In January 2008, the Company issued 200,000 shares of its common stock to Stonegate Investors relation group as payment for services related to raising additional operating capital for the Company.

J.

Income Taxes

Income tax expense for the years presented differs from the "expected" federal income tax expense computed by applying the U.S. federal statutory rate of 34% to income (loss) before income taxes for the years ended September 30.  The Company has established a valuation allowance to fully reserve the net deferred tax assets at September 30, 2007 and 2006 due to the uncertainty of the timing and amounts of future taxable income.  As a result of the change in ownership and change in line of business, any net operating loss carryforwards prior to September 30, 2006, are not available to offset future taxable income of the Company.  At September 30, 2008, the Company had an aggregate net operating loss carryforward of approximately $1,975,000 from operations which will begin to expire in 2021.

K.

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

Other revenue for the year ending September 30 2008 represents consulting fees passed through to the Corporation by Dan Cofall, Executive Vice-President and CFO for his services to Biz Radio as an on air personality providing economic and financial analysis of the markets and news items. As of September 30, 2008 this contract has been terminated and all monies owed to the Company have been collected.

During the year ended September 30, 2008, the Company paid rent expense in the amount of $7,500 to Dan Cofall for use of his home as an office.

L.

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

There were no future annual minimum lease obligations as of September 30, 2008.

M.

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

N.

Subsequent Events

On December 18, 2008, the Company has successfully concluded the purchase of charged off credit card accounts from a Tier One Credit Card issuer over a multi-month period .  The Company expects this transaction to yield sufficient cash flows to cover the operating expenses of the company.

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006.  The full $100,000 was drawn on November 14th 2008 for working capital purposes.   The daily outstanding line balance bears interest at the rate of prime plus 1% which is payable monthly.  As of the date of this filing, $90,343 of outstanding principle has been repaid.