Form 10-Q
period 2008-12-31
NORAM CAPITAL HOLDINGS
filed 2009-02-17
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 – Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2008

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

(888) 886-6726

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐  (Do not check if smaller reporting company)

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 13, 2009, the issuer had outstanding 14,599,101 shares of Class A common stock, $0.002 par value per share.

Transitional Small Business Disclosure Format (Check One):  Yes ☐    No ☒

NORAM CAPITAL HOLDINGS, INC.

Part I - FINANCIAL

Item 1.

 FINANCIAL STATEMENTS

NORAM CAPITAL HOLDINGS, INC.

BALANCE SHEETS

	December 31, 2008	September 30, 2008
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$42,645	$25,317
Accounts receivable	14,898	1,011
Interest receivable	54,091	49,199
Note receivable – current portion	23,754	23,175
Debt portfolios held for resale (net of allowance of $45,209)	-	36,488
Goldberg receivable (net of allowance of $79,532)	387,765	387,765
Total current assets	523,153	522,955
Notes receivable	804,679	965,591
Property and equipment (net of accumulated depreciation of $18,702 and $12,569)	19,002	22,144
Total assets	$1,346,834	$1,510,690

LIABILITIES, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$204,655	$195,408
Accrued liabilities	119,405	86,267
Short-term notes payable and current portion of long-term notes payable	29,048	18,827
Loans from shareholders	62,732	81,732
Total current liabilities	415,840	382,234
Long-term liabilities:
Accrued undeclared redeemable preferred series B dividend	34,979	34,979
Long-term notes payable	183,333	187,444
Total long-term liabilities	218,312
Total liabilities	634,152	604,657

Commitments and contingencies	-	-

Redeemable preferred stock:
Class B, $0.01 par, 1,500,000 shares authorized, 1,404,920 shares issued and outstanding, £0.26 per share voluntary liquidation preference ($0.43 per share @ December 31, 2008)	610,836	766,760

Stockholders’ equity:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331
Common stock:
Class A, $0.002 par value, 100,000,000 shares authorized, 14,599,101 shares issued and outstanding	29,199	29,199
Additional paid-in capital	3,177,417	3,177,417
Accumulated deficit	(3,348,101)	(3,310,674)
Total stockholders’ equity	101,846	139,273
Total liabilities, redeemable preferred stock & stockholders’ equity	$1,346,834	$1,510,690

See accompanying notes to financial statements

NORAM CAPITAL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended December 31,
	2008	2007
Revenues:
Debt portfolio collection revenue	$6,345	$5,827
Debt portfolio liquidation revenue	1,168,489	1,609,109
Other revenue	37,496	186,809
Total revenue	1,212,330	1,801,745

Cost of services:
Finance receivables recovery	4,159	5,827
Liquidated pool recovery	1,176,371	1,226,252
Collection fees	1,586	4,057
Commissions	1,500	9,891
Total cost of services	1,183,616	1,246,027
Gross profit	28,714	555,718

Operating expenses:
Compensation expense	31,458	100,718
Legal and professional fees	42,789	53,905
Other operating expenses	11,957	52,701
Total expenses	86,204	207,324
Operating income (loss)	(57,490)	348,394

Other income (expense):
Interest expense	(5,196)	(6,489)
Interest income	25,257	8,211
Total other income (expense)	20,061	1,722
Net income (loss)	$(37,429)	$350,116

Net income (loss) attributable to common stockholders – basic	$(0.00)	$0.02
Net income (loss) attributable to common stockholders– diluted	$(0.00)	$0.02

Weighted average number of common shares outstanding:	14,599,101	14,399,391

See accompanying notes to financial statements

NORAM CAPITAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended December 31,
	2008	2007
Cash Flow from Operating Activities:
Net income (loss)	$(37,429)	$350,116
Adjustments to reconcile net income (loss) from net cash used by operating activities:
Depreciation	3,142	3,142
Debt portfolio collection expense	4,159	-
Changes in assets and liabilities:
Accounts receivable	(13,887)	(694,260)
Interest receivable	(4,892)	5,406
Finance receivables purchased	(1,169,882)	(1,785,220)
Proceeds from collections and sales of finance receivables	1,169,882	1,663,272
Debt portfolios held for resale	32,329	-
Prepaid expenses	-	714
Accounts payable and accrued liabilities	42,386	550,012
Net cash provided by operating activities	25,808	93,182

Investing activities:
Collections on notes receivable	4,409	(427,134)
Net cash provided/(used) by investing activities	4,409	(427,134)

Financing activities:
Proceeds from loans from shareholders	-	20,000
Payment on loans from shareholders	(19,000)	-
Proceeds from line of credit	100,000	-
Payment on line of credit	(90,344)	-
Payment on notes payable	(3,545)	(3,246)
Collection on series B preferred stock	-	10,206
Net cash provided/(used) by financing activities	(12,889)	26,960

Net increase (decrease) in cash and cash equivalents	17,328	(306,992)

Cash and cash equivalents at beginning of period	25,317	489,801
Cash and cash equivalents at end of period	$42,645	$182,809

Supplemental cash flow information:
Interest paid	$6,783	$6,489

See accompanying notes to financial statements

NORAM CAPITAL HOLDINGS, INC

NOTES TO FINANCIAL STATEMENTS

ORGANIZATION

NorAm Capital Holdings, Inc. (“the Company” or “NorAm”) is a Delaware corporation.  The Company was formerly known as the Harrell Hospitality Group, Inc. (“HHG”), and was originally incorporated in 1959 in the state of Massachusetts under the name of Formula 409, Inc.  HHG was primarily involved in the management and development of hotels, mainly in the states of California and Texas, and the United Kingdom.  In February 2003, HHG began operations in the United Kingdom with the formation of Harrell Hotels Europe, Ltd. (“HHE”), a wholly-owned subsidiary of HHG.  HHG’s United Kingdom offices were located in London, England.  HHG sold HHE on March 31, 2005.  The Company subsequently sold HMG and all other hospitality assets on September 29, 2006 and, shortly thereafter, divested itself of the RLH stock.  On January 5, 2007, the name of the Company changed to NorAm Capital Holdings, Inc. which helped distinguish the business from its previous course of business in the hospitality industry.

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2008, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At December 31, 2008, the Company had no such investments included in cash and cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes.  Actual results could differ from these estimates and assumptions.

NORAM CAPITAL HOLDINGS, INC

NOTES TO FINANCIAL STATEMENTS

REVENUE RECOGNITION

The Company has three principal categories of revenue:  debt portfolio collection revenue, debt portfolio liquidation revenue, and consulting fee revenue.  Portfolio collection revenue is money collected from debtors on the defaulted accounts.  Presently this collection would be through licensed third party collection agencies that the Company uses to collect portfolios; in the future, once the Company has established its in-house collection capabilities, the Company may make these collection efforts itself, or through a licensed subsidiary or affiliate. The portfolio collection revenues may pertain to portfolios owned by others, in which case the collection function is performed by the Company as a service for the owner of the portfolio in exchange for a portion of the funds collected, or it may relate to the outright collecting of debt portfolios owned by the Company.  Portfolio liquidation revenue is money the Company receives from reselling a portfolio of debt toanother debt buyer.  Portfolio liquidation revenue may come from either of two types of transactions: a purchase and almost immediate resale transaction, with no collection activity against account debtors while the Company owns the portfolio, or portfolio liquidation revenue may come from resale of remaining uncollected accounts in a portfolio that the Company has owned and collected for some period of time. Consulting fee revenues are monies that the Company charges for rendering services advising other companies on how to manage their receivables or maximize liquidation of existing portfolios of debt they may own, or how to implement strategies in the debt collection or acquisition business.  These revenues may be charged on a variety of bases, ranging from fixed fees to hourly charges to contingency recovery fees. The Company has adopted the cost recovery method of recognizing revenue on the collection of funds on its acquired portfolio. The cost recovery method is appropriate when collections on a particular pool or pools of accounts cannot be reasonably predicted. The Company adopted the cost recovery method due to (1) a lack of operating history, (2) no assurance that the Company will be able to raise the necessary capital to sustain operations, (3) the sole reliance on third party agencies to conduct collection activities, (4) no proven models to (a) reasonably determine the probability of collecting against any of the portfolios acquired to date or, (b) reasonably estimate the amount of funds collected therefrom. Under the cost recovery method, no revenue is recognized until the net acquisition cost of the pool or pools of accounts have been fully collected.  The Company will continue to use the cost recovery method until such time that it considers the collections of its portfolio of pools to be probable and estimable. At that point, and if applicable, the Company will begin to recognize income based on the interest method pursuant to the interest method under the guidance of Statement of Position 03-3, Accounting for Loans or Certain Securities Acquired in a Transfer (“SOP 03-3”).

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

NORAM CAPITAL HOLDINGS, INC

NOTES TO FINANCIAL STATEMENTS

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

RECENT ACCOUNTING PRONOUNCEMENT

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

DEBT PORTFOLIO RESERVES

The Company acquires portfolios of defaulted consumer debt obligations at a substantial discount to the contractual value of the obligations. The negotiated discount is based on the Company’s determination of the deterioration of the credit quality of the obligations between the time of origination and acquisition by the Company. If the Company determines subsequent to the acquisition of the portfolios that it may be unable to recover its investment in its acquired portfolios, it will establish in the period of determination, a valuation allowance sufficient to provide for the expected losses. The valuation allowance subsequently will be reviewed periodically for changes in the expected losses and adjusted accordingly. During the quarter, the Company recognized a loss on the sale of a debt portfolio in the amount of $4,159.

NORAM CAPITAL HOLDINGS, INC

NOTES TO FINANCIAL STATEMENTS

INCOME TAXES

Deferred income taxes are determined using the liability method in accordance with Statement of Accounting Standard No. 109 (“SFAS No. 109”), Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

NOTES RECEIVABLE

The Company has three notes receivable as of December 31, 2008.

One is a promissory note in the amount of $250,000 from a purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd. (collectively, the “Buying Group”) that purchased the Company’s subsidiaries, including Hotel Management Group, Inc. (“HMG”) and other hospitality assets, on September 29, 2006. The makers of the note are Paul Barham, Clive Russell, Geoffrey Dart and Apsley Estates, who are held jointly and severally liable.  The note is collateralized by the shares of HMG. The note bears interest at 10% per annum and is amortized quarterly with the final payment being due September 30, 2016.  This note is pledged by the Company as collateral to secure the Company’s obligations on three notes payable by the Company that total $225,000. The note balance at December 31, 2008 is $217,597.

The second is a loan note due from Red Leopard Holdings, plc (“RLH”), received by the Company as the final consideration for the sale of HHE.  The loan note is valued at £421,874, or $610,836 at December 31, 2008. The note bears interest at 3% per annum payable annually which began on March 31, 2007, on the outstanding principal balance. Any interest or principal proceeds received under this loan agreement are effectively dividend obligations of the Class B Redeemable Preferred shares and are payable when declared but generally not later than the full liquidation of the RLH note.  The note, due in full on March 31, 2015, is convertible into RLH common stock at the mid-market price on the day of conversion at the option of RLH. The Company considers its position to be similar to that of a fiduciary and, as such, will not recognize income from the interest proceeds.

The third is a promissory note in the amount of $439,000 from Goldberg & Associates, LLC and Steven Goldberg individually.  The note bears interest at 18% per annum, accruing from February 5, 2008, on the outstanding principal balance, and a mortgage has been signed by Goldberg & Associates, LLC with respect to certain real estate in Boca Raton, Florida to secure the note.   The note has matured and remains unpaid.  The note is currently in default status, and, due to the cost of recovering the principal of the note, an allowance of $79,532 was created.  In addition, accrued legal expenses of $28,298 has been accrued on the note in accordance with the civil lawsuit filed.

FINANCE RECEIVABLES

During 2007 and 2008, the Company entered into three separate purchase agreements for the acquisition of defaulted debt obligations at a predetermined rate times the gross face value of the portfolios.  As of December 31, 2008, all portfolios have been recalled and sold.  See debt portfolios available for sale note.

NORAM CAPITAL HOLDINGS, INC

NOTES TO FINANCIAL STATEMENTS

DEBT PORTFOLIOS AVAILABLE FOR SALE

At September 30, 2008, the Company had $81,698 in debt portfolios available for sale with a face value of $3,648,842.  A valuation allowance of $45,209 was established due to the uncertainty of a successful sale of these debt portfolios and the Company’s ability to recoup the acquisition costs.  During the quarter, these portfolios were sold resulting in a net loss of $6,488.

LINE OF CREDIT

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006. The full $100,000 was drawn on November 14, 2008, for working capital purposes.  The daily outstanding line of credit balance bears interest at the annual rate of prime plus 1%, and interest  is payable monthly.  As of December 31, 2008, certain payments on the line of credit had been made, resulting in a balance owing on the line of credit of $9,656 and an available line of credit of $90,344.  See subsequent event note.

NOTES PAYABLE

At the end of April, 2007 and at the beginning of May, 2007, the Company entered into three virtually identical $75,000 installment loan agreements with three private individuals. The aggregate loan amount of $225,000 was used for working capital for the purchase of defaulted debt obligations. These notes bear interest at the annual rate of 12% and are payable in quarterly installments of principal and interest of $3,245 each which began June 30, 2007. The notes are payable in full on June 30, 2010.  These notes are secured by the $250,000 note receivable from the Buying Group and its collateral. The balance of these notes at December 31, 2008 is $202,724.

LOANS FROM SHAREHOLDERS

On May 6, 2008 the Company executed a line of credit demand note with Global Trek., an affiliate of Anthony J. Renteria, in the amount of $100,000 for working capital purposes, of which $90,000 was advanced by Global Trek to the Company during the year.  The borrowings are evidenced by the promissory notes bearing interest at an annual rate of interest of 5% on the outstanding principal balance. All principal and interest shall be due in full within thirty (30) days written notice by the note holder. The note may be paid in whole or in part without penalty or premium. The principal balance of this note at December 31, 2008 is $51,732.

Similarly, on May 6, 2008, the Board authorized the Company to borrow up to $100,000 from Square Rock, an affiliate of Daniel Cofall, on a line of credit demand note bearing 5% interest, if such borrowings are necessary for working capital purposes.  As of December 31, 2008, $11,000 has been advanced by Square Rock to the Company and remains outstanding.

PREFERRED STOCK

Class A preferred stock is non-voting, non-convertible and pays a 10% annual non-cumulative dividend. The Company has the right, but not the obligation, to redeem the shares at any time at par value and the shares have a $1.00 involuntary liquidation preference.

Class B preferred stock is non-voting, redeemable and pays a 3% cumulative dividend.  These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders that the Company receives from a promissory note in the amount of £421,874 (approximately US$610,836 at December 31, 2008) made by RLH that the Company holds.

NORAM CAPITAL HOLDINGS, INC

NOTES TO FINANCIAL STATEMENTS

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

SUBSEQUENT EVENTS

On January 7, 2009 the Company drew the full balance on the available $90,344 credit line for working capital purposes.  The daily outstanding balance bears interest at the rate of prime plus 1% which is payable monthly.

On January 7, 2009, the Company engaged in the purchase and subsequent sale of certain defaulted debt obligations.  The resulting cash flow was used for working capital purposes.

On January 26, 2009 the Controller for the Company submitted a letter of resignation effective February 6, 2009.  The Company’s plan of action is to transition the Controller’s responsibilities to Daniel Cofall, Executive Vice-President and CFO.  The Company is assessing the need for a replacement.  The Controller does not own shares in the Company.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.   Investors are cautioned that forward-looking statements are inherently uncertain.  Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to the risks of market fluctuations in any securities held by the Company.  The forward looking-statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

COMPANY OVERVIEW

The Company acquires portfolios of defaulted consumer debt obligations at a substantial discount to the contractual value of the obligations. The negotiated discount is based on the Company’s determination of the deterioration of the credit quality of the obligations between the time of origination and acquisition by the Company.

For the three months ended December 31, 2008, the Company invested $1,139,882 in charged-off consumer debt with an aggregate face value of $14,998,450, or 7.6% of face value.  In the three months ended December 31, 2007, the Company invested $1,353,997 in charged-off consumer debt with an aggregate face value of $86,083,129, or 1.57% of face value.  The Company’s debt purchasing metrics (dollars invested, face amount, average purchase price, types of paper and sources of paper) may vary significantly from quarter to quarter.

PLAN OF OPERATION FOR NEXT 12 MONTHS

Cash Requirements

Currently, the Company has transactions in negotiation and transactions in development which, if successfully concluded, should allow the Company to fund its day-to-day cash requirements without the need for borrowing or additional cash infusion.  The Company is exploring the acquisition of an existing collection agency or building a call center, and depending on the operating cash flow at the time, may be able to fund these expenditures without additional capital.  More likely, however, such an acquisition would require the Company to seek additional capital through borrowing or issuance of its securities to one or more investors, most likely in a private negotiated transaction.  The Company is considering the expansion of its operations to provide back office support and service to third party call center agencies.  The successful conclusion of this expansion will result in additional cash flow to aid in the funding of its day-to-day cash requirements. In addition, the Company is identifying sellers of defaulted debt obligations

Expected Purchase of Assets or Equipment

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

OPERATIONS

A.

Revenues

Revenue for the three months ended December 31, 2008 was $1,212,330, a decrease of $589,415 over the same period last year.  Cost of revenues for the three months ended December 31, 2008 was $1,183,616, a decrease of $62,411 over the same period last year.  Gross profit for the period was $28,714, or 2.37% of revenues.

B.

Operating expenses

Total operating expenses for the three months ended December 31, 2008 was $86,204, a decrease of $121,120 over the same period last year.  The decrease in operating expenses is primarily due to a decrease in compensation expenses of $75,834, travel & entertainment expenses of $18,360, and consulting fees of $21,173.

C.

Other income (expense)

Interest income for the three months ended December 31, 2008 was $25,257, an increase of $17,046 over the same period last year.  This was a result of interest of $19,804 accrued on the promissory note from Goldberg & Associates, LLC.

Interest expense for the three months ended December 31, 2008 was $5,196, a decrease of $1,293 over the same period last year.

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

3.

LIQUIDITY AND CAPITAL RESOURCES

The Goldberg LLC litigation, described in Part II, Item 1 below, has had a significant negative impact on the liquidity of the Company since January 2008.   The transaction with Goldberg LLC represents an unexpected net cash outflow of over $450,000 that has strained Company resources.  This has caused the Company to reduce, or in some cases stop, payments to vendors and reduce employee compensation.

On May 6, 2008 the Company executed an unsecured line of credit demand note with Global Trek, an affiliate of Anthony J. Renteria, in the amount of $100,000 for working capital purposes, of which $90,000 was advanced to the Company, although the note was paid down to $51,732 at December 31, 2008.  The note bears interest of five percent (5%) annually on the outstanding principal balance.  All principal and interest shall be due in full within thirty (30) days after written notice by the noteholder. The note may be paid in whole or in part without penalty or premium.

On May 6, 2008, the Board authorized the Company to borrow up to $100,000 from Square Rock, an affiliate of Daniel Cofall, of which $11,000 has been advanced to the Company and remains outstanding at December 31, 2008. The borrowing is evidenced by a promissory note bearing an interest of five percent (5%) annually on the outstanding principal balance.  All principal and interest shall be due in full within thirty (30) days written notice by the noteholder. The note may be paid in whole or in part without penalty or premium.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4T.

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

NORAM CAPITAL HOLDINGS, INC.

Date: February 16, 2009	/s/ Anthony J. Renteria
Anthony J. Renteria
Principal Executive Officer and Director

Date: February 16, 2009	/s/ Daniel M. Cofall
Daniel M. Cofall
Principal Financial Officer and Director