Form 10-Q
period 2009-03-31
NORAM CAPITAL HOLDINGS
filed 2009-05-15
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 – Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2009

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from           to _____

Commission File No:  0-2661

NorAm Capital Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	13-1946181
(State of jurisdiction of incorporation)	(IRS Employer Identification No.)

P. O. Box 9250, Dallas, Texas	75209
(Address of principal executive offices)	(Zip Code)

(888) 886-6726

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐  (Do not check if smaller reporting company)

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 15, 2009, the issuer had outstanding 14,599,101 shares of Class A common stock, $0.002 par value per share.

NORAM CAPITAL HOLDINGS, INC.

Part I - FINANCIAL INFORMATION

Item 1.

 FINANCIAL STATEMENTS

NORAM CAPITAL HOLDINGS, INC.

BALANCE SHEETS

	March 31, 2009	September 30, 2008
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$446,277	$25,317
Accounts receivable	836	1,011
Interest receivable	73,352	49,199
Note receivable – current portion	24,348	23,175
Debt portfolios held for resale	2,383	36,488
Deferred tax asset	239,360	-
Goldberg receivable (net of allowance of $79,532)	387,765	387,765
Total current assets	1,174,321	522,955
Notes receivable	788,388	965,591
Property and equipment (net of accumulated depreciation of $21,844)	15,860	22,144
Total assets	$1,978,569	$1,510,690

LIABILITIES, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$134,007	$195,408
Accrued liabilities	152,313	86,267
Short-term notes payable and current portion of long-term notes payable	119,973	18,827
Loans from shareholders	29,732	81,732
Total current liabilities	436,025	382,234
Long-term liabilities:
Accrued undeclared redeemable preferred series B dividend	34,979	34,979
Long-term notes payable	179,099	187,444
Convertible debentures	300,000	-
Total long-term liabilities	514,078	222,423
Total liabilities	950,103	604,657

Commitments and contingencies	-	-

Redeemable preferred stock:
Class B, $0.01 par, 1,500,000 shares authorized, 1,404,920 shares issued and outstanding, £0.26 per share voluntary liquidation preference ($0.43 per share @ March 31, 2009)	599,657	766,760

Stockholders’ equity:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331
Common stock:
Class A, $0.002 par value, 100,000,000 shares authorized, 14,599,101 shares issued and outstanding	29,199	29,199
Additional paid-in capital	3,177,417	3,177,417
Accumulated deficit	(3,021,138)	(3,310,674)
Total stockholders’ equity	428,809	139,273
Total liabilities, redeemable preferred stock & stockholders’ equity	$1,978,569	$1,510,690

See accompanying notes to financial statements

NORAM CAPITAL HOLDINGS, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2009	2008	2009	2008
		(Restated)
Revenue:
Portfolio collection revenue	$3,345	$34,197	$9,690	$40,024
Portfolio liquidation revenue	2,795,144	1,679,699	3,963,633	2,246,429
Other revenue	162,404	20,190	195,741	207,000
Total revenue	2,960,893	1,734,086	4,169,064	2,493,453

Cost of services:
Finance receivables recovery	4,159	34,197	4,159	40,024
Liquidated pool recovery	2,782,942	1,203,418	3,959,313	1,734,797
Collection fees	837	11,725	2,423	15,783
Commissions	3,449	8,372	4,949	9,891
Total cost of services	2,791,387	1,257,712	3,970,844	1,800,495
Gross profit	169,506	476,374	198,220	692,958

Operating expenses:
Compensation expense	31,123	146,018	62,581	246,736
Legal and professional fees	16,954	83,648	53,170	137,553
Other operating expenses	23,556	34,640	42,086	87,341
Total expenses	71,633	264,306	157,837	471,630
Operating income (loss)	97,873	212,068	40,383	221,328

Other income (expense):
Interest expense	(9,121)	(6,945)	(14,317)	(13,434)
Interest income	24,701	18,826	49,958	27,037
Total other income (expense)	15,580	11,881	35,641	13,603
Income (loss) before income tax provision	113,453	223,949	76,024	234,931
Provision for deferred income tax benefit	239,360	-	239,360	-
Provision for income tax	(25,848)	-	(25,848)	-
Net income (loss)	$326,965	$223,949	$289,536	$234,931

Net income (loss) attributable to common stockholders – basic	$0.02	$0.02	$0.02	$0.02
Net income (loss) attributable to common stockholders– diluted	$0.02	$0.02	$0.02	$0.02

Weighted average number of common shares outstanding:	14,599,101	14,570,181	14,599,101	14,483,685

See accompanying notes to financial statements

NORAM CAPITAL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended March 31,
	2009	2008
Cash Flow from Operating Activities:
Net income	$289,536	$234,931
Adjustments to reconcile net income (loss) from net cash used by operating activities:
Depreciation	6,284	6,284
Issuance of common stock for services	-	20,800
Provision for deferred income tax	(239,360)	-
Debt portfolio collection expense	4,159	-
Changes in assets and liabilities:
Accounts receivable	175	15,632
Interest receivable	(24,153)	(4,981)
Finance receivables purchased	(3,952,824)	(2,292,922)
Proceeds from collections and sales of finance receivables	3,952,824	2,171,385
Debt portfolios held for resale	29,946	-
Prepaid expenses	-	714
Accounts payable and accrued liabilities	4,644	(103,477)
Net cash provided by operating activities	71,231	48,366

Investing activities:
Collections on notes receivable	8,928	4,094
Issuance of note receivable - Goldberg	-	(456,729)
Net cash provided/(used) by investing activities	8,928	(452,635)

Financing activities:
Proceeds from loans from shareholders	3,000	70,000
Payment on loans from shareholders	(55,000)	-
Proceeds from line of credit	190,344	-
Payments on line of credit	(90,344)	-
Proceeds from issuance of convertible debenture	300,000	-
Payment on notes payable	(7,199)	(6,588)
Collection on series B preferred stock	-	10,206
Net cash provided by financing activities	340,801	73,618

Net increase (decrease) in cash and cash equivalents	420,960	(330,651)

Cash and cash equivalents at beginning of period	25,317	489,801
Cash and cash equivalents at end of period	$446,277	$159,150

Supplemental cash flow information:
Issuance for common stocks for services	$-	$20,800
Interest paid	6,082	12,881

See accompanying notes to financial statements

NORAM CAPITAL HOLDINGS, INC

NOTES TO FINANCIAL STATEMENTS

ORGANIZATION

NorAm Capital Holdings, Inc. (“the Company” or “NorAm”) is a Delaware corporation.  The Company was formerly known as the Harrell Hospitality Group, Inc. (“HHG”), and was originally incorporated in 1959 in the state of Massachusetts under the name of Formula 409, Inc.  HHG was primarily involved in the management and development of hotels, mainly in the states of California and Texas, and the United Kingdom.  In February 2003, HHG began operations in the United Kingdom with the formation of Harrell Hotels Europe, Ltd. (“HHE”), a wholly-owned subsidiary of HHG.  HHG’s United Kingdom offices were located in London, England.  HHG sold HHE on March 31, 2005.  The Company subsequently sold Hotel Management Group, Inc.  and all other hospitality assets on September 29, 2006 and, shortly thereafter, divested itself of the Red Leopard Holdings stock.  On January 5, 2007, the name of the Company changed to NorAm Capital Holdings, Inc. which helped distinguish the business from its previous course of business in the hospitality industry.

The Company commenced operations in January 2007.  New controlling shareholders of the Company, Global Trek Property Holdings, L.P. (“Global Trek”) and Square Rock, Ltd. Pension Plan (“Square Rock”) (together, Global Trek and Square Rock, the “New Investors”) changed the focus of the Company and instituted new operations in financial receivables management and debt collection.  These types of services are expected to be rendered for credit issuers or other holders of debt portfolios.  In addition, the Company is engaging in the purchase and resale of portfolios of debt and may engage in the collection of debt portfolios for its own account.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2008, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

RESTATEMENT OF MARCH 31, 2008 QUARTERLY FINANCIAL STATEMENTS

On May 11, 2009, the Board of Directors of the Company concluded that, upon the advice of management and in consultation with LightfootGuestMoore&Co.,P.C., the Company’s independent registered public accounting firm, the Company’s previously issued financial statements for the fiscal quarters ended December 31, 2007 and  March 31, 2008 required restatement. The Company identified a contract for the sale of a debt portfolio that was reported in the incorrect quarter.  The contract was signed during the first quarter; however, due to the New Year’s holiday and corresponding banking holiday, the performance of the contract was not completed until the second quarter.  The restatement resulted in a change in gross sales of $1,042,379, cost of sales of $694,873, and commission expense of $8,372 between the two quarters. Due to the nature of the restatement, the overall amounts reported for the six months ended March 31, 2008 did not change.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At March 31, 2009, the Company had no such investments included in cash and cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes.  Actual results could differ from these estimates and assumptions.

REVENUE RECOGNITION

The Company has three principal categories of revenue:  debt portfolio collection revenue, debt portfolio liquidation revenue, and consulting fee revenue.  Portfolio collection revenue is money collected from debtors on the defaulted accounts.  Presently this collection is through licensed third party collection agencies that the Company uses to collect portfolios; in the future, once the Company has established its in-house collection capabilities, the Company may make these collection efforts itself, or through a licensed subsidiary or affiliate. The portfolio collection revenues may pertain to portfolios owned by others, in which case the collection function is performed by the Company as a service for the owner of the portfolio in exchange for a portion of the funds collected, or it may relate to the outright collecting of debt portfolios owned by the Company.  Portfolio liquidation revenue is money the Company receives from reselling a portfolio of debt to another debt buyer.

Portfolio liquidation revenue may come from either of two types of transactions: a purchase and almost immediate resale transaction, with no collection activity against account debtors while the Company owns the portfolio, or portfolio liquidation revenue may come from resale of remaining uncollected accounts in a portfolio that the Company has owned and collected for some period of time. For transactions with immediate purchase and resell, the Company reports revenues at the gross amount of the sales contract and the corresponding purchases as cost of sales in accordance with FASB Concepts No. 6.

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

Significant management judgment is required in determining the provision for income taxes and the recoverability of deferred tax assets.  Such determination is based on historical taxable income, with consideration given to estimates of future taxable income and the period over which deferred tax assets will be recoverable.  Due to estimated earnings over the next several years, the Company expects full realization of net operating loss carryforwards and therefore no valuation allowance has been recorded at March 31, 2009. The Company recorded $239,360 of deferred tax assets in the quarter ended March 31, 2009.

As of March 31, 2009, the Company had approximately $700,000 net operating loss (NOL) carry-forwards.  These NOLs will begin to expire in 2027 and are subject to review by the Internal Revenue Service.  Past and future changes in ownership of the Company as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), may limit the amount of NOLs available for use in any one year.

Effective July 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainties in Income Taxes – an interpretation of FASB Statement No. 109.  In accordance with FIN 48, the Company classifies interest as a component of income tax expense.  The implementation of FIN 48 had no impact on the Company’s financial statements, and no interest and penalties related to uncertain tax positions were accrued at March 31, 2009.

NOTES RECEIVABLE

The Company has three notes receivable as of March 31, 2009.

One is a promissory note in the amount of $250,000 from a purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd. (collectively, the “Buying Group”) that purchased the Company’s subsidiaries, including Hotel Management Group, Inc. (“HMG”) and other hospitality assets, on September 29, 2006. The makers of the note are Paul Barham, Clive Russell, Geoffrey Dart and Apsley Estates, who are held jointly and severally liable.  The note is collateralized by the shares of HMG. The note bears interest at 10% per annum and is amortized quarterly with the final payment being due September 30, 2016.  This note is pledged by the Company as collateral to secure the Company’s obligations on three notes payable by the Company that total $225,000. The note balance at March 31, 2009 is $213,079.

The second is a loan note due from Red Leopard Holdings, plc (“RLH”), received by the Company as the final consideration for the sale of HHE.  The loan note is valued at £421,874, or $599,657 at March 31, 2009. The note bears interest at 3% per annum payable annually which began on March 31, 2007, on the outstanding principal balance. Any interest or principal proceeds received under this loan agreement are effectively dividend obligations of the Class B Redeemable Preferred shares and are payable when declared but generally not later than the full liquidation of the RLH note.  The note, due in full on March 31, 2015, is convertible into RLH common stock at the mid-market price on the day of conversion at the option of RLH. The Company considers its position to be similar to that of a fiduciary and, as such, will not recognize income from the interest proceeds.

The third is a promissory note in the amount of $439,000 from Goldberg & Associates, LLC and Steven Goldberg individually.  The note bears interest at 18% per annum, accruing from February 5, 2008 on the outstanding principal balance, and a mortgage has been signed by Goldberg & Associates, LLC with respect to certain real estate in Boca Raton, Florida to secure the note.   The note has matured and remains unpaid.  The note is currently in default status, and, due to the cost of recovering the principal of the note, an allowance of $79,532 was created.  In addition, accrued legal expenses of $28,298 have been accrued on the note in accordance with the civil lawsuit filed.

DEBT PORTFOLIOS AVAILABLE FOR SALE

At September 30, 2008, the Company had $81,698 in debt portfolios available for sale with a face value of $3,648,842.  A valuation allowance of $45,209 was established due to the uncertainty of a successful sale of these debt portfolios and the Company’s ability to recoup the acquisition costs.  During the six months ended March 31, 2009, these portfolios were sold resulting in a net loss of $6,488.

LINE OF CREDIT

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006. The full $100,000 was drawn on November 14, 2008, for working capital purposes.   The daily outstanding line of credit balance bears interest at the annual rate of prime plus 1%, and interest  is payable monthly.  On December 22, 2008, certain payments on the line of credit had been made, resulting in a balance owing on the line of credit of $9,656 and an available line of credit of $90,344. On January 7, 2009, the available line of credit of $90,344 was drawn again for working capital purposes.  As of March 31, 2009, no payments have been made to reduce the outstanding line of credit.

NOTES PAYABLE

At the end of April 2007 and at the beginning of May 2007, the Company entered into three virtually identical $75,000 installment loan agreements with three private individuals. The aggregate loan amount of $225,000 was used for working capital for the purchase of defaulted debt obligations. These notes bear interest at the annual rate of 12% and are payable in quarterly installments of principal and interest of $3,245 each that began June 30, 2007. The notes are payable in full on June 30, 2010.  These notes are secured by the $250,000 note receivable from the Buying Group and its collateral. The balance of these notes at March 31, 2009 is $199,072.

NOTES PAYABLE-RELATED PARTIES

On May 6, 2008, the Company executed a line of credit demand note with Global Trek., an affiliate of Anthony J. Renteria, in the amount of $100,000 for working capital purposes, of which $90,000 was advanced by Global Trek to the Company during the fiscal year ended September 30, 2008.  The borrowings are evidenced by the promissory notes bearing interest at an annual rate of interest of 5% on the outstanding principal balance. All principal and interest shall be due in full within thirty (30) days written notice by the note holder. The note may be paid in whole or in part without penalty or premium. The principal balance of this note at March 31, 2009 is $29,732.

Similarly, on May 6, 2008, the Board authorized the Company to borrow up to $100,000 from Square Rock, an affiliate of Daniel Cofall, on a line of credit demand note bearing 5% interest, if such borrowings are necessary for working capital purposes, which aggregated $11,000 during the fiscal year ended September 30, 2008.  As of March 31, 2009 all outstanding principal has been repaid to Square Rock.

CONVERTIBLE DEBENTURE

On March 24th, the Company entered into two virtually identical $150,000 convertible debenture agreements with two private individuals.  The convertible debentures accrue interest at 5% per annum payable semi-annually on July 1 and December 1 of each year with a maturity date of May 24, 2024.  The holders at any time may convert the principal and accrued interest of these debentures into class A Common Stock at a rate of 8.587703 shares for each $1 of principal converted.

PREFERRED STOCK

Class A preferred stock is non-voting, non-convertible and pays a 10% annual non-cumulative dividend. The Company has the right, but not the obligation, to redeem the shares at any time at par value and the shares have a $1.00 involuntary liquidation preference.

Class B preferred stock is non-voting, redeemable and pays a 3% cumulative dividend.  These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders that the Company receives from a promissory note in the amount of £421,874 (approximately US$599,657 at March 31, 2009) made by RLH that the Company holds.

RELATED PARTIES

The Company’s primary management consists of Anthony Renteria, President and CEO, and Daniel Cofall, Executive Vice-President and CFO.  Mr. Renteria owns a controlling interest of Global Trek Property Holdings, LP that owns approximately 43% of the outstanding shares of the Company.  Mr. Cofall owns a controlling interest of Square Rock Ltd., which is affiliated with Square Rock Pension Plan that owns approximately 43% of the outstanding shares of the Company.

SUBSEQUENT EVENTS

Effective April 3rd, 2009 the Company negotiated a settlement with Express Check Advance, LLC, whereas the Company will pay the sum of $30,000 to Express Check Advance, LLC thereby resolving the outstanding liability of approximately $64,000  with Express Check and resulting in a dismissal of the Civil Action filed by Express Check, described in Part II, Item1 below. Since the settlement affects the realization of the estimated liability, the Company is treating the subsequent event as a Type I event, and recognizing the transaction during the quarter ended March 31, 2009.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based on management’s current expectations that involve risks and uncertainties. Any statements that are not statements of historical fact or that are about future events may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The company’s actual results or outcomes and the timing of certain events may differ significantly from those discussed in any forward-looking statements. The company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

COMPANY OVERVIEW

The Company acquires portfolios of defaulted consumer debt obligations at a substantial discount to the contractual value of the obligations. The negotiated discount is based on the Company’s determination of the deterioration of the credit quality of the obligations between the time of origination and acquisition by the Company.

PLAN OF OPERATION FOR NEXT 12 MONTHS

Cash Requirements

Currently, the Company has entered into forward flow transactions that allow the Company to fund its day-to-day cash requirements without the need for borrowing or additional cash infusion.  In addition, the Company has received a cash infusion of $300,000 for purposes of acquiring an existing collection agency or building a call center, described in Part II Item 2 below.

Expected Purchase of Assets or Equipment

Until the Company acquires or builds a debt collection call center, it does not expect major purchases of assets or equipment.  The Company may purchase certain office equipment and furniture as it obtains permanent offices.  Once a debt collection call center is acquired or developed, the Company may acquire computer servers, workstations, telephone equipment, debt collection and management software and security equipment, as well as office facilities for the collectors.

Product Development

The business of the Company does not require extensive product development or software development, and the Company does not anticipate large commitments of time, money or personnel towards such development during the next twelve months.

Changes in Number of Employees

The debt trading business may be increased significantly without corresponding increases in the number of employees.  Employee increases may be modest, with certain administrative and sales personnel also likely to be added.  Once a debt collection facility is operational, the number of employees may change dramatically. The number of employees is quite scalable in proportion to the volume of accounts being collected.  Collectors are typically paid on a contingent fee basis and collectors are hired on an as needed basis as new portfolios are added.

1.

OPERATIONS

A.

Revenues

Revenue for the six months ended March 31, 2009 was $4,169,064, an increase of $1,675,611 over the same period last year.  Cost of revenues for the six months ended March 31, 2008 was $3,970,844, an increase of $2,170,349 over the same period last year.  Gross profit for the period was $198,220, or 4.75% of revenues.

Revenue for the three months ended March 31, 2009 was $2,960,893, an increase of $1,226,807 over the same period last year.  Cost of revenues for the three months ended March 31, 2009 was $2,791,387, an increase of $1,533,675 over the same period last year.  Gross profit for the period was $169,506, or 5.72% of revenues.

B.

Operating expenses

Total operating expenses for the six months ended March 31, 2009 was $157,837, a decrease of $313,793 over the same period last year.  The decrease in operating expenses is primarily due to a decrease in compensation expenses of $184,155, travel & entertainment expenses of $42,485, and administrative fees of $11,287.

Total operating expenses for the three months ended March 31, 2009 was $71,633, a decrease of $192,673 over the same period last year.  The decrease in operating expenses is primarily due to a reduction in compensation expenses of $114,895, travel & entertainment expenses of $24,125, and consulting fees of $16,483.

C.

Other income (expense)

Interest income for the six months ended March 31, 2009 was $49,958, an increase of $22,921 over the same period last year.  This was a result of additional interest of $27,271 accrued on the promissory note from Goldberg & Associates, LLC.

Interest income for the three months ended March 31, 2009 was $24,701, an increase of $5,875 over the same period last year.  This was a result of additional interest of $7,467 accrued on the promissory note from Goldberg & Associates, LLC.

Interest expense for the six months ended March 31, 2009 was $14,317, an increase of $883 over the same period last year.

Interest expense for the three months ended March 31, 2009 was $9,121, an increase of $2,176 over the same period last year.

D.

Income tax expense (benefit)

The provision for income tax from operations was a benefit of $239,360 for six months ended March 31, 2009.   Due to estimated earnings over the next several years, the Company expects full realization of net operating loss carry forwards and therefore no valuation allowance has been recorded at March 31, 2009. The Company recorded $239,360 of deferred tax assets in the quarter ended March 31, 2009.  There is a twenty year carry forward period for the net operating losses.

2.

BUSINESS DEVELOPMENT

The Company is actively searching seeking to acquire an existing collection agency or, more likely, a space to build a call center.  Factors that may affect this search include available space, cost per square footage, existing infrastructure and identifying potential acquisition candidates.

The Company is continuing to negotiate portfolio trades and forward flow transactions that it believes, if successful, may produce significant operating revenue in the coming fiscal year.

3.

LIQUIDITY AND CAPITAL RESOURCES

On March 24, 2009, the Company issued $300,000 of its convertible debentures, as described in Part II, Item 2, below.  The Company plans to the use the $300,000 proceeds in connection with the acquisition of an existing collection agency or the build-out of a new call center facility.

On May 6, 2008, the Company executed an unsecured line of credit demand note with Global Trek, an affiliate of Anthony J. Renteria, in the amount of $100,000 for working capital purposes, of which $90,000 was advanced to the Company, although the note was paid down to $29,732 at March 31, 2009.  The note bears interest of five percent (5%) annually on the outstanding principal balance.  All principal and interest shall be due in full within thirty (30) days after written notice by the noteholder. The note may be paid in whole or in part without penalty or premium.

On May 6, 2008, the Board authorized the Company to borrow up to $100,000 from Square Rock, an affiliate of Daniel Cofall, of which $11,000 has been advanced to the Company.  As of March 31, 2009 the full amount owing has been repaid. The borrowing is evidenced by a promissory note bearing an interest of five percent (5%) annually on the outstanding principal balance.

The Goldberg LLC litigation, described in Part II, Item 1 below, has had a significant negative impact on the liquidity of the Company since January 2008.   Although the transaction with Goldberg LLC represented unexpected net cash outflow of over $450,000 that strained Company resources, current operating cash flow has allowed the company to reduce a significant amount of its outstanding liabilities.

The Company has implemented a number of cost cutting measures to reduce expenses.  The Company negotiated a permanent reduction in licensing fees from our software vendor.  In addition, the Company modified the contract with its legal counsel from a flat monthly fee to an hourly rate as our usage for counsel has reduced dramatically over the last year.  Anthony J. Renteria, CEO, and Daniel Cofall, CFO have reduced their salaries and are re-evaluated on a quarterly basis based on performance.  They have elected not to defer the difference in their salary.

Management believes that the Company’s existing cash, together with anticipated cash flows from operations, borrowings, and sales of the Company’s securities, will be sufficient to meet its cash requirements during the next twelve months.

The foregoing statement regarding the Company’s expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash.

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

(3)

On August 13, 2008, Express Check Advance, LLC, filed a complaint against the Company, Global Trek Property Holdings, L.P., and Anthony J. Renteria in the Circuit Court of Hamilton County, Tennessee.   The Plaintiff alleges breach of contract in connection with the sale of a portfolio of accounts to the Company, and alleged damages in the amount of $59,965.26 for failure to complete payment on the sale.  On April 2, 2009, the parties entered into a mutual settlement and release agreement, the Company paid the Plaintiff $30,000, and, on April 9, 2009, the Plaintiff filed a dismissal of the suit with prejudice to refiling.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Effective as of March 6, 2009, the Company entered into a Convertible Debenture Agreement (the “Agreement”) with James R. Stewart and Patricia Stewart and Daniel Stewart (collectively, the “Purchasers”) in which the Company agreed to issue and the Purchasers agreed to purchase an aggregate of $300,000 face amount of the Company’s 15 year convertible debentures (the “Debentures”).

The Company plans to use the proceeds from the issuance of the Debentures to help in connection with the establishment of a call center or the purchase of an existing collection agency.

The Debentures are payable interest only at five percent (5%) per year, payable semi-annually on January 1 and July 1 of each year.  The entire principal is due 15 years from the issuance date.  The Debentures may be converted into shares of the Company’s Class A Common Stock (“Common Stock”) at any time by the Purchasers, upon 15 days notice to the Company, at the rate of 8.5877033 shares of Common Stock for each one dollar of principal amount of Debentures.  The ratio will be adjusted for any stock splits or reverse stock splits occurring after the closing date.

The issuance of Debentures contemplated by the Agreement was closed on March 24, 2009, and the Company received the $300,000 face amount.  The Purchasers have no prior affiliation with the Company.  No underwriting discounts or commissions were paid.

The Company issued the Debentures in private transactions in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933.  The Purchasers delivered written representations to the Company that the securities were being acquired for investment only and not with a view toward distribution, and that the Purchasers, alone or together with his or her representative, have knowledge and experience in business matters and securities investments to be capable of evaluating the merits of the investment.  The Company employed no public advertising or solicitation in connection with these sales.  No underwriting discounts or brokerage fees or commissions were paid in connection with any of these transactions.

Item 3.

Defaults Upon Senior Securities.

NONE

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the second quarter of the fiscal year covered by this report.

Item 5.

Other Information

At a special board meeting held on April 21, 2009, the Board of Directors of the Company appointed Mr. Daniel Stewart to the board of directors to fill the vacant director’s position.  For the last five years Mr. Stewart, age 46, has been employed by Daniel Frishberg Financial Services, Inc. d/b/a Frishberg & Kaleta, a Registered Investment Advisor and financial investment advisory firm, as its Dallas/Ft.Worth Branch Manager.   Mr. Stewart has not had, during the last two years, a direct or indirect material interest in any transaction involving the Company or proposed transaction involving the Company.  There are no family relationships among the directors or officers of the Company.

Item 6.

Exhibits

4

Convertible Debenture Agreement dated March 6, 2009.

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

NORAM CAPITAL HOLDINGS, INC.

Date: May 15, 2009	/s/ Anthony J. Renteria
Anthony J. Renteria
Principal Executive Officer and Director

Date: May 15, 2009	/s/ Daniel M. Cofall
Daniel M. Cofall
Principal Financial Officer and Director