Form 10-Q
period 2009-06-30
NORAM CAPITAL HOLDINGS
filed 2009-08-14
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 – Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 14, 2009, the issuer had outstanding 14,599,101 shares of Class A common stock, $0.002 par value per share.

NORAM CAPITAL HOLDINGS, INC.

Part I - FINANCIAL INFORMATION

Item 1.

 FINANCIAL STATEMENTS

NORAM CAPITAL HOLDINGS, INC. & SUBSIDIARY CONSOLIDATED BALANCE SHEETS	June 30, 2009	September 30, 2008
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$474,280	$25,317
Accounts receivable	3,095	1,011
Interest receivable	96,918	49,199
Note receivable – current portion	24,957	23,175
Debt portfolios held for resale	2,383	36,488
Goldberg receivable (net of allowance of $79,532)	387,765	387,765
Prepaid expenses	6,350	-
Deferred tax asset – current portion	217,700	-
Total current assets	1,213,448	522,955
Notes receivable	880,425	965,591
Property and equipment (net of accumulated depreciation of $25,709)	42,499	22,144
Total assets	$2,136,372	$1,510,690

LIABILITIES, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$157,617	$195,408
Accrued liabilities	115,595	86,267
Income tax payable	59,972	-
Short-term notes payable and current portion of long-term notes payable	120,572	18,827
Loans from shareholders	21,177	81,732
Total current liabilities	474,933	382,234
Long-term liabilities:
Accrued undeclared redeemable preferred series B dividend	34,979	34,979
Long-term notes payable	174,738	187,444
Convertible debentures	300,000	-
Total long-term liabilities	509,717	222,423
Total liabilities	984,650	604,657

Commitments and contingencies	-	-

Redeemable preferred stock:
Class B, $0.01 par, 1,500,000 shares authorized, 1,404,920 shares issued and outstanding, £0.26 per share voluntary liquidation preference ($0.50 per share @ June 30, 2009)	696,936	766,760

Stockholders’ equity:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331
Common stock:
Class A, $0.002 par value, 100,000,000 shares authorized, 14,599,101 shares issued and outstanding	29,199	29,199
Additional paid-in capital	3,177,417	3,177,417
Accumulated deficit	(2,995,161)	(3,310,674)
Total stockholders’ equity	454,786	139,273
Total liabilities, redeemable preferred stock & stockholders’ equity	$2,136,372	$1,510,690

See accompanying notes to consolidated financial statements

NORAM CAPITAL HOLDINGS, INC. & SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)	For the three months ended June 30,			For the nine months ended June 30,
	2009	2008		2009	2008

Revenue:
Portfolio collection revenue	$2,608		$42,066	$12,298	$82,090
Portfolio liquidation revenue	6,469,585		-	10,594,126	2,246,428
Other revenue	5,800		22,500	40,635	229,500
Total revenue	6,477,993		64,566	10,647,059	2,558,018

Cost of services:
Finance receivables recovery	-		47,522	4,158	87,546
Liquidated pool recovery	6,190,466		-	10,149,779	1,734,797
Collection fees	651		10,355	3,074	26,138
Commissions	-		2,500	4,949	12,391
Total cost of services	6,191,117		60,377	10,161,960	1,860,872
Gross profit	286,876		4,189	485,099	697,146

Operating expenses:
Compensation expense	118,608		104,458	181,189	351,194
Legal and professional fees	35,209		48,646	88,379	186,199
Bad debt expense	-		79,532	-	79,532
Other operating expenses	70,218		51,774	112,307	139,115
Total expenses	224,035		284,410	381,875	756,040
Operating income (loss)	62,841		(280,221)	103,224	(58,894)

Other income (expense):
Interest expense	(9,973)		(7,164)	(24,290)	(20,598)
Interest income	28,893		25,384	78,851	52,421
Total other income (expense)	18,920		18,220	54,561	31,823
Income (loss) before taxes	$81,761	$	$(262,001)	$157,785	$(27,071)
Income tax provision	(34,124)		-	(59,972)	-
Deferred tax benefit (expense)	(21,660)		-	217,700	-
Net income (loss)	$25,977	$	$ (262,001)	$315,513	$(27,071)

Net income (loss) attributable to common stockholders – basic	$0.00		$(0.01)	$0.02	$(0.01)
Net income (loss) attributable to common stockholders– diluted	$0.00		$(0.01)	$0.02	$(0.01)

Weighted average number of common shares outstanding:	14,599,101		14,599,070	14,599,101	14,522,147

See accompanying notes to consolidated financial statements

NORAM CAPITAL HOLDINGS, INC. & SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)	For the nine months ended June 30,
	2009	2008
Cash Flow from Operating Activities:
Net income (loss)	$315,513	$(27,071)
Adjustments to reconcile net income (loss) from net cash used by operating activities:
Depreciation	10,149	9,426
Issuance of common stock for services	-	20,800
Bad debt	-	79,532
Issuance of common stock for services	-	20,800
Debt portfolio collection expense	4,158	-
Changes in assets and liabilities:
Accounts receivable	(2,084)	7,982
Interest receivable	(47,719)	(7,724)
Finance receivables purchased	(10,128,199)	(2,292,922)
Proceeds from collections and sales of finance receivables	10,128,199	2,215,019
Debt portfolios held for resale	29,947	-
Deferred income taxes	(217,700)	-
Prepaid expenses	(6,350)	714
Other assets	-	12,688
Accounts payable and accrued liabilities	(8,463)	(112,428)
Income tax payable	59,972	-
Dividends payable	-	10,206
Net cash provided by/(used by) operating activities	137,423	(83,778)

Cash Flow from Investing Activities:
Issuance of note receivable Goldberg	-	(467,137)
Collections on notes receivable	13,560	4,857
Purchases of property & equipment	(30,504)	-
Net cash used by investing activities	(16,944)	(462,280)

Cash Flow from Financing Activities:
Proceeds from loans from shareholders	3,000	70,000
Payments on loans from shareholders	(63,555)	(10,030)
Proceeds from line of credit	190,344	-
Payments on line of credit	(90,344)	-
Proceeds from issuance of convertible debentures	300,000	-
Payments on notes payable	(10,961)	-
Collection on series B preferred stock	-	10,206
Net cash provided by financing activities	328,484	70,176

Net increase (decrease) in cash and cash equivalents	448,963	(475,880)

Cash and cash equivalents at beginning of period	25,317	489,801
Cash and cash equivalents at end of period	$474,280	$13,921

See accompanying notes to consolidated financial statements

NORAM CAPITAL HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION

NorAm Capital Holdings, Inc. and its subsidiary (“NRMH”or “NorAm”) is a Delaware corporation.  The Company was formerly known as the Harrell Hospitality Group, Inc. (“HHG”), and was originally incorporated in 1959 in the state of Massachusetts under the name of Formula 409, Inc.  HHG was primarily involved in the management and development of hotels, mainly in the states of California and Texas, and the United Kingdom.  In February 2003, HHG began operations in the United Kingdom with the formation of Harrell Hotels Europe, Ltd. (“HHE”), a wholly-owned subsidiary of HHG.  HHG’s United Kingdom offices were located in London, England.  HHG sold HHE on March 31, 2005.  The Company subsequently sold Hotel Management Group, Inc. and all other hospitality assets on September 29, 2006 and, shortly thereafter, divested itself of the Red Leopard Holdings (“RLH”) stock.  On January 5, 2007, the name of the Company changed to NorAm Capital Holdings, Inc. which helped distinguish the business from its previous course of business in the hospitality industry.

The Company commenced its present area of operations in January 2007.  New controlling shareholders of the Company, Global Trek Property Holdings, L.P. (“Global Trek”) and Square Rock, Ltd. Pension Plan (“Square Rock”) (together, Global Trek and Square Rock, the “New Investors”) changed the focus of the Company and instituted operations in financial receivables management and debt collection.  These types of services are rendered for credit issuers or other holders of debt portfolios.  In addition, the Company engages in the purchase and resale of portfolios of debt and may engage in the collection of debt portfolios for its own account.

On June 29, 2009 the Company formed NorAm Media Group, Inc. (“NMG”), a Texas corporation and wholly owned subsidiary of the Company.  NMG plans to be involved in radio, television, internet and other broadcast media, with an emphasis on financial news and entertainment.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of NorAm and its wholly owned subsidiary (collectively, the “Company”) and have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. All intercompany accounts and transactions have been eliminated. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2008, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At June 30, 2009, the Company had no such investments included in cash and cash equivalents.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the consolidated financial statements and accompanying notes.  Actual results could differ from these estimates and assumptions.

REVENUE RECOGNITION

The Company has four principal categories of revenue:  debt portfolio collection revenue, debt portfolio liquidation revenue, consulting fee revenue, and advertising revenue.  Portfolio collection revenue is money collected from debtors on the defaulted accounts.  Presently this collection is through licensed third party collection agencies that the Company uses to collect portfolios; in the future, once the Company has established its in-house collection capabilities, the Company may make these collection efforts itself, or through a licensed subsidiary or affiliate. The portfolio collection revenues may pertain to portfolios owned by others, in which case the collection function is performed by the Company as a service for the owner of the portfolio in exchange for a portion of the funds collected, or it may relate to the outright collecting of debt portfolios owned by the Company.

Portfolio liquidation revenue is money the Company receives from reselling a portfolio of debt to another debt buyer.  Portfolio liquidation revenue may come from either of two types of transactions: a purchase and almost immediate resale transaction, with no collection activity against account debtors while the Company owns the portfolio, or portfolio liquidation revenue may come from resale of remaining uncollected accounts in a portfolio that the Company has owned and collected for some period of time. For transactions with immediate purchase and resale, the Company reports revenues at the gross amount of the sales contract and the corresponding purchases as cost of sales in accordance with Statement of Financial Concepts #6.

The Company has adopted the cost recovery method of recognizing revenue on the collection of funds on its acquired portfolios. The cost recovery method is appropriate when collections on a particular pool or pools of accounts cannot be reasonably predicted. The Company adopted the cost recovery method due to (1) a lack of operating history, (2) no assurance that the Company will be able to raise the necessary capital to sustain operations, (3) the sole reliance on third party agencies to conduct collection activities, (4) no proven models to (a) reasonably determine the probability of collecting against any of the portfolios acquired to date or, (b) reasonably estimate the amount of funds collected therefrom. Under the cost recovery method, no revenue is recognized until the net acquisition cost of the pool or pools of accounts have been fully collected.  The Company will continue to use the cost recovery method until such time that it considers the collections of its portfolio of pools to be probable and estimable. At that point, and if applicable, the Company will begin to recognize income based on the interest method pursuant to the interest method under the guidance of Statement of Position 03-3, Accounting for Loans or Certain Securities Acquired in a Transfer (“SOP 03-3”).

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

Advertising revenues will be monies charged for time slots broadcast on NMG’s radio show.  The broadcast time may be sold to local, regional and/or national and can cover a wide range of categories.  Our contracts with our advertisers will generally provide for a term which extends for less than a one year period.  The Company recognizes advertising revenues as advertisements are broadcast.

RECLASSIFICATIONS

Certain amounts in the prior period's financial statements and notes have been reclassified to conform to the current-period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

During May 2009, the FASB issued Statements of Financial Standards No. 165 (“SFAS No. 165”), “Subsequent Events”.  SFAS No. 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.  SFAS No. 165 or FASB ASC 855-10 defines two types of subsequent events, as follows:  the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  SFAS No. 165 or FASB ASC 855-10 is effective for interim and annual periods ending after June 15, 2009.  The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 14, 2009.  The adoption did not have a material impact on the Company’s financial statements.

Effective July 1, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("SFAS No. 168"). Under SFAS No. 168, the historical GAAP hierarchy was eliminated and the Accounting Standards Codification became the single official source of authoritative, non-governmental GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since SFAS No. 168 does not change GAAP, the Company has determined that the adoption of SFAS No. 168 will not have an impact on the Company's financial statements.

DEBT PORTFOLIO RESERVES

The Company acquires portfolios of defaulted consumer debt obligations at a substantial discount to the contractual value of the obligations. The negotiated discount is based on the Company’s determination of the deterioration of the credit quality of the obligations between the time of origination and acquisition by the Company. If the Company determines subsequent to the acquisition of the portfolios that it may be unable to recover its investment in its acquired portfolios, it will establish in the period of determination, a valuation allowance sufficient to provide for the expected losses. The valuation allowance will be reviewed periodically for changes in the expected losses and adjusted accordingly.

INCOME TAXES

Deferred income taxes are determined using the liability method in accordance with Statement of Accounting Standard No. 109 (“SFAS No. 109”), Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the  consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.  The current income tax provision reflects the expected tax consequences of revenues and expenses currently deductible on the Company’s various income tax reports for the year reported.

Significant management judgment is required in determining the provision for income taxes and the recoverability of deferred tax assets.  Such determination is based on historical taxable income, with consideration given to estimates of future taxable income and the period over which deferred tax assets will be recoverable.  Due to earnings during the last year and estimated earnings over the next year, the Company expects full realization of net operating loss carryforwards and therefore no valuation allowance has been recorded at June 30, 2009. The Company has recorded $217,700 of deferred tax assets for the nine months ended June 30, 2009.  Deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on enacted tax rates and laws.

As of June 30, 2009, the Company had approximately $340,000 net operating loss (NOL) carry-forwards.  These NOLs will begin to expire in 2027 and are subject to review by the Internal Revenue Service.  Past and future changes in ownership of the Company as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), may limit the amount of NOLs available for use in any one year.

Effective July 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainties in Income Taxes – an interpretation of FASB Statement No. 109.  In accordance with FIN 48, the Company classifies interest as a component of income tax expense.  The implementation of FIN 48 had no impact on the Company’s consolidated financial statements, and no interest and penalties related to uncertain tax positions were accrued at June 30, 2009.

NOTES RECEIVABLE

The Company has three notes receivable as of June 30, 2009.

One is a promissory note in the amount of $250,000 from a purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd. (collectively, the “Buying Group”) that purchased the Company’s subsidiaries, including Hotel Management Group, Inc. (“HMG”) and other hospitality assets, on September 29, 2006. The makers of the note are Paul Barham, Clive Russell, Geoffrey Dart and Apsley Estates, who are held jointly and severally liable.  The note is collateralized by the shares of HMG. The note bears interest at 10% per annum and is amortized quarterly with the final payment being due September 30, 2016.  This note is pledged by the Company as collateral to secure the Company’s obligations on three notes payable by the Company that total $225,000. The note balance at June 30, 2009 is $208,446.

The second is a loan note due from Red Leopard Holdings, plc (“RLH”), received by the Company as the final consideration for the sale of HHE.  The loan note is valued at £421,874, or $696,936 at June 30, 2009. The note bears interest at 3% per annum payable annually which began on March 31, 2007, on the outstanding principal balance. Any interest or principal proceeds received under this loan agreement are effectively dividend obligations of the Class B Redeemable Preferred shares and are payable when declared but generally not later than the full liquidation of the RLH note.  The note, due in full on March 31, 2015, is convertible into RLH common stock at the mid-market price on the day of conversion at the option of RLH. The Company considers its position to be similar to that of a fiduciary and, as such, will not recognize income from the interest proceeds.

The third is a promissory note in the amount of $439,000 from Goldberg & Associates, LLC and Steven Goldberg individually.  The note bears interest at 18% per annum, accruing from February 5, 2008 on the outstanding principal balance, and a second lien mortgage has been signed by Goldberg & Associates, LLC with respect to certain real estate in Boca Raton, Florida to secure the note.   The note has matured and remains unpaid.  The note is currently in default status, and, due to the cost of recovering the principal of the note, an allowance of $79,532 was created.  In addition, accrued legal expenses of $28,298 has been accrued on the note in accordance with the civil lawsuit filed.  The Company has sued to foreclose its lien, and the first lienholder has also sued to foreclose the first lien on the property.  See Part II, Item 1, Legal Proceedings.

LINE OF CREDIT

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006. The full $100,000 was drawn on November 14, 2008, for working capital purposes.   The daily outstanding line of credit balance bears interest at the annual rate of prime plus 1%, and interest  is payable monthly.   As of June 30, 2009 no payments have been made to reduce the outstanding line of credit.

NOTES PAYABLE

At the end of April 2007 and at the beginning of May 2007, the Company entered into three virtually identical $75,000 installment loan agreements with three private individuals. The aggregate loan amount of $225,000 was used for working capital for the purchase of defaulted debt obligations. These notes bear interest at the annual rate of 12% and are payable in quarterly installments of principal and interest of $3,245 each which began June 30, 2007. The notes are payable in full on June 30, 2010.  These notes are secured by the $250,000 note receivable from the Buying Group and its collateral. The balance of these notes at June 30, 2009 is $195,310.

LOANS FROM SHAREHOLDERS

On May 6, 2008 the Company executed a line of credit demand note with Global Trek., an affiliate of Anthony J. Renteria, in the amount of $100,000 for working capital purposes, of which $90,000 was advanced by Global Trek to the Company during the fiscal year ended September 30, 2008.  The borrowings are evidenced by the promissory notes bearing interest at an annual rate of interest of 5% on the outstanding principal balance. All principal and interest shall be due in full within thirty (30) days written notice by the note holder. The note may be paid in whole or in part without penalty or premium. The principal balance of this note at June 30, 2009 is $21,177.

Similarly, on May 6, 2008, the Board authorized the Company to borrow up to $100,000 from Square Rock, an affiliate of Daniel Cofall, on a line of credit demand note bearing 5% interest, if such borrowings are necessary for working capital purposes, which aggregated $11,000 during the fiscal year ended September 30, 2008.  As of June 30, 2009 all outstanding principal has been repaid to Square Rock.

CONVERTIBLE DEBENTURES

On March 24th, the Company entered into two virtually identical $150,000 convertible debenture agreements with two private individuals.  The convertible debentures accrue interest at 5% per annum payable semi-annually on July 1 and December 1 of each year with a maturity date of May 24, 2024.  The holders at any time may convert the principal of the debentures into Class A Common Stock at a rate of 8.587703 shares for each $1.00 of principal converted.

PREFERRED STOCK

Class A Preferred Stock, $1.00 par value per share, is non-voting, non-convertible and pays a 10% annual non-cumulative dividend. The Company has the right, but not the obligation, to redeem the shares at any time at par value and each share has a $1.00 liquidation preference.

Class B Preferred Stock, $.01 par value per share, is non-voting and redeemable by the Company.  These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders that the Company receives from a promissory note made by RLH in the amount of £421,874 (approximately US$696,936 at June 30, 2009).

RELATED PARTIES

The Company’s primary management consists of Anthony Renteria, President and CEO, and Daniel Cofall, Executive Vice-President and CFO.  Mr. Renteria owns a controlling interest of Global Trek Property Holdings, LP which owns approximately 43% of the outstanding shares of the Company.  Mr. Cofall owns a controlling interest of Square Rock Ltd., which is affiliated with Square Rock Pension Plan which owns approximately 43% of the outstanding shares of the Company.

SUBSEQUENT EVENTS

On July 17, 2009, the Company agreed to a purchase of additional charged off credit card accounts from one of its Tier One Credit Card customers over a multi-month period.  The Company expects this transaction to yield sufficient cash flows to the Company to cover operating expenses.

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

The accompanying condensed consolidated financial statements present the results of operations, financial position and cash flows of Noram Capital Holdings, Inc. and its subsidiary (collectively, “NorAm” or the “Company”), all of which are wholly owned.  Intercompany transactions and balances have been eliminated in consolidation.

PLAN OF OPERATION FOR NEXT 12 MONTHS

Cash Requirements

Currently, the Company has entered into forward flow transactions that allow the Company to fund its day-to-day cash requirements without the need for borrowing or additional cash infusion.  In addition, the Company has received a cash infusion of $300,000 for purposes of acquiring an existing collection agency or building a call center.

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

1.

OPERATIONS

A.

Revenues

Revenue for the nine months ended June 30, 2009 was $10,647,059, an increase of $8,089,041 over the same period last year.  Cost of services for the nine months ended June 30, 2009 was $10,161,960, an increase of $8,301,088 over the same period last year.  Gross profit for the period was $485,099, or 4.77% of revenues.

Revenue for the three months ended June 30, 2009 was $6,477,993, an increase of $6,413,427 over the same period last year.  Cost of services for the three months ended June 30, 2009 was $6,191,117, an increase of $6,130,740 over the same period last year.  Gross profit for the period was $286,876, or 4.42% of revenues.

B.

 Operating expenses

Total operating expenses for the nine months ended June 31, 2009 was $381,875, a decrease of $374,965 over the same period last year.  The decrease in operating expenses is primarily due to a decrease in compensation expenses of $170,005, a decrease in legal and administrative fees of $97,820, and a decrease in computer and internet fees of $60,910.

Total operating expenses for the three months ended June 30, 2009 was $224,035, a decrease of $60,375 over the same period last year.  The decrease in operating expenses is primarily due to a reduction in bad debt expense of $79,532, a reduction of computer and internet expenses of $65,585 offset by an increase in travel & entertainment expenses of $47,788.

C.

Other income (expense)

Interest income for the nine months ended June 30, 2009 was $78,851, an increase of $26,430 over the same period last year.  This was a result of additional interest of $31,304 accrued on the promissory note from Goldberg & Associates, LLC.

Interest income for the three months ended June 30, 2009 was $28,893, an increase of $3,509 over the same period last year.  This was a result of additional interest of $2,422 accrued on the promissory note from Goldberg & Associates, LLC.

Interest expense for the nine months ended June 30, 2009 was $24,290, an increase of $3,692 over the same period last year.

Interest expense for the three months ended June 30, 2009 was $9,973, an increase of $2,809 over the same period last year.

D.

Income tax expense (benefit)

The provision for income tax from operations was a benefit of $217,700 for nine months ended June 30, 2009.   The recording of a tax asset valuation allowance will substantially eliminate tax benefit in a period of losses but similarly will substantially eliminate tax expense upon a return to profitability. Accordingly, the Company will record minimal income tax expense or benefit in future periods until the valuation allowance is fully utilized or reversed. There is a twenty year carry forward period for our net operating losses.

2.

BUSINESS DEVELOPMENT

The Company is actively searching seeking to acquire an existing collection agency or, more likely, a space to build a call center.  Factors that may affect this search include available space, cost per square footage, existing infrastructure and identifying potential acquisition candidates.

On June 8, 2009 the Company entered into a month-to-month lease agreement for property located in Vancouver Washington.  The office space will primarily be used for back office administrative functions.

The Company is continuing to negotiate portfolio trades and forward flow transactions that it believes, if successful, may produce significant operating revenue in the coming fiscal year.

On June 29, 2009 the Company formed NorAm Media Group, Inc. (“NMG”), a Texas corporation and wholly owned subsidiary of the Company.  NMG plans to be involved in radio, television, internet and other broadcast media, with an emphasis on financial news and entertainment.

3.

LIQUIDITY AND CAPITAL RESOURCES

On March 24, 2009, the Company issued $300,000 worth of its convertible debentures,.  The Company plans to the use the $300,000 proceeds in connection with the acquisition of an existing collection agency or the build-out of a new call center facility.

On May 6, 2008, the Company executed an unsecured line of credit demand note with Global Trek, an affiliate of Anthony J. Renteria, in the amount of $100,000 for working capital purposes, of which $90,000 was advanced to the Company.  Subsequently, the note was paid down to $21,177 at June 30, 2009.  The note bears interest of five percent (5%) annually on the outstanding principal balance.  All principal and interest shall be due in full within thirty (30) days after written notice by the noteholder. The note may be paid in whole or in part without penalty or premium.

On May 6, 2008, the Board authorized the Company to borrow up to $100,000 from Square Rock, an affiliate of Daniel Cofall, of which $11,000 was advanced to the Company.  As of June 30, 2009 the full amount owing has been repaid. The borrowing is evidenced by a promissory note bearing an interest of five percent (5%) annually on the outstanding principal balance.

The Goldberg & Associates, LLC litigation, described in Part II, Item 1 below, has had a significant negative impact on the liquidity of the Company since January 2008.   Although the transaction with Goldberg & Associates, LLC represented unexpected net cash outflow of over $450,000 that strained Company resources, current operating cash flow has allowed the company to reduce a significant amount of its outstanding liabilities.

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

Item 4.

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

In the action filed, the Company has sought compensatory damages, pre-judgment interest, costs and attorneys fees from the Defendants in connection with its claims for fraud, conversion and breach of contract.  The Company has also sought to impose a constructive trust over the Florida real estate owned by Goldberg LLC and for an equitable lien on the real estate and against Goldberg LLC, and has asked the court for foreclosure of its mortgage on the real estate, along with costs, attorney fees and such other relief as the court may find appropriate.  On December 2, 2008, the court granted the Company a default judgment against Goldberg LLC.  Steven Goldberg and Leticia Goldberg have opposed the foreclosure and asserted a defense to foreclosure based on a prior lease of the property.  The Company is pursuing discovery at this time, and plans to request a hearing for summary judgment against the Goldbergs.

(2)

On September 17, 2008, a complaint was filed by Avatar Income Fund II, LLC (“Avatar”) against Goldberg LLC, the Company and others in the 15th Judicial Circuit Court of Palm Beach County Florida.  Avatar alleges that Goldberg LLC defaulted in payment of its mortgage note to Avatar.  The purpose of the suit was to seek foreclosure of  the mortgage lien held by Avatar against certain real estate in Boca Raton, Florida owned by Goldberg LLC.  The real estate is same real estate that the Company is asserting its lien upon and seeking foreclosure of in the legal proceeding described  in (1) above.  The Company is named in this Avatar proceeding solely because of the Company’s position as lienholder.  The Company is contesting Avatar’s foreclosure action, asserting that the Company’s lien is equal or superior to Avatar’s lien by reason of Avatar’s negligence and constructive knowledge of the fraud involved in the purchase by Goldberg & Associates, LLC.  Avatar has made a motion for summary judgment that is opposed by the Company, and a hearing for the summary judgment motion is set for September 2, 2009.

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

NORAM CAPITAL HOLDINGS, INC.

Date: August 14, 2009	/s/ Anthony J. Renteria
Anthony J. Renteria
Principal Executive Officer and Director

Date: August 14, 2009	/s/ Daniel M. Cofall
Daniel M. Cofall
Principal Financial Officer and Director