Form 10-K
period 2009-09-30
NORAM CAPITAL HOLDINGS
filed 2009-12-29
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE  ACT OF 1934

For the fiscal year ended   September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from           to _____

Commission File No:  0-2661

NorAm Capital Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-1946181
(State of jurisdiction of incorporation)	(IRS Employer Identification No.)

15303 North Dallas Parkway, Suite 1030, Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

(888) 886-6726

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock ($0.002 par value per share)

Name of exchange on which registered:  OTCBB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 29, 2009 was $117,289 (computed by multiplying the closing sales price for our common stock on such date by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant’s outstanding common stock.  This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such people are affiliates of the registrant).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  The number of shares of the registrant's Class A, $.002 par value Common Stock outstanding as of December 29, 2009 was 14,599,101.

PART I

Forward-looking Statements

In addition to historical information, this annual report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

(a) volatility or decline of our stock price;

(b) potential fluctuation in quarterly results;

(c) our failure to earn revenues or profits;

(d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

(e) inadequate capital to continue business;

(f) changes in demand for our products and services;

(g) rapid and significant changes in markets;

(h) litigation with or legal claims and allegations by outside parties; or

(i) insufficient revenues to cover operating costs.

There is no assurance that we will be profitable, we may not be able to successfully develop, manage or market our products and services, we may not be able to attract or retain qualified executives and technology personnel, our products and services may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the our business.

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Report on Form 10-K and any Current Reports on Form 8-K filed by us.  All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statement above.

Item 1.   Description of Business

(A)   Business Development:

History of the Company

NORAM CAPITAL HOLDINGS, INC. (Formerly HARRELL HOSPITALITY GROUP, INC.) (the “Company”, “us” or “we”) is a Delaware corporation which was originally incorporated in 1959 in Massachusetts under the name of Formula 409, Inc.  In 1967, the Company's name was changed to The Harrell Corporation, in 1968 to Harrell International, Inc., and in 2000 to Harrell Hospitality Group, Inc.  The Company changed its state of incorporation from Massachusetts to Delaware in March, 1987.  The Company originally manufactured and sold a multi-purpose household spray cleaner under the registered trademark "Formula 409."  In 1970, the Company sold the rights to "Formula 409" to Clorox Corporation.  During the period 1970 to 1983 the Company was primarily engaged in the business of acquiring and operating food and non-food brokers which represented the products of various unrelated manufacturers to either the U. S. domestic civilian market or to the U. S. military resale system.  In 1983, the Company completed the divestiture of its consumer products brokerage businesses.  From 1983 to 1990 the Company was largely inactive.

In 1992 the Company acquired Hotel Management Group, Inc., a Texas corporation ("HMG"). The principals of HMG had significant experience in hotel operations and management, and the business of the Company changed to hotel acquisition and management.   The Company managed two hotels in California and made a number of attempts to acquire hotels in the United States.  The small size and lack of financial resources made such acquisitions difficult, and despite attempts to join with equity partners and financing partners in the acquisition and development of hotels, the Company was unsuccessful in establishing additional long term management contracts or ownership of hotels.   Therefore, the Company sold HMG and all other hospitality assets on September 29, 2006.

Change of Business to Financial Receivable Management

On November 2, 2006, Global Trek Property Holdings, L.P. (“Global Trek”), a company affiliated with Anthony Renteria, and Square Rock, Ltd. (“Square Rock”), a company affiliated with Daniel Cofall, as new investors, purchased 12,644,290 shares of Class A Common Stock issued by the Company, and thus acquired control of the Company.  Anthony Renteria and Daniel Cofall were appointed as the new Board of Directors. The Board changed the business of the Company from the hospitality industry to financial receivables management and debt collection.  These types of services are rendered for credit issuers or other holders of debt portfolios.  On January 5, 2007, the name of the Company was changed to NorAm Capital Holdings, Inc. to distinguish the business of the Company from its previous course of business in the hospitality industry.

Business Expansion

On June 29, 2009 the Company formed NorAm Media Group, Inc. (“NMG”), a Texas corporation and wholly owned subsidiary of the Company.  NMG plans to be involved in radio, television, internet and other broadcast media, with an emphasis on financial news and entertainment.

(B)   Business of the Issuer:

For the fiscal year ended September 30, 2009, the period covered by this Annual Report, the business of the Company was primarily in financial receivables management and debt collection management.  These services were rendered for credit issuers or other holders of debt portfolios.  In addition, the Company is engaging in the purchase and resale of portfolios of defaulted debt and may engage in the collection of debt portfolios for its own account.

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

In the third quarter of the fiscal year, the Company also formed NorAm Media Group, Inc. (“NMG”), a wholly owned subsidiary that is involved in radio and other broadcast media, primarily with an emphasis on financial and business news and entertainment.  At present Daniel Cofall hosts a daily drive-time talk radio show called the “Wall Street Shuffle”, which is broadcast on CNN Radio, KFXR 1190 Dallas, Texas.

Revenue Sources and Revenue Models for the Debt Business

The Company provides the services in the debt business in several ways that are based on distinct but complementary revenue models.  The first revenue model the Company uses is that of charged-off debt trading.  This consists of contemporaneously purchasing and reselling debt portfolios acquired from debt issuers and other debt owners without first collecting or scoring the portfolios.  The Company profits from the margin between the price it purchases a portfolio from a seller and the resale price to a buyer.  At times a large national portfolio of debt, such as defaulted auto loans, might be acquired from a single debt issuer and broken up and sold in smaller portfolios such as individual states or groups of states.  This repackaging can increase profit margins to the Company depending on the demand for smaller portfolios and particular states.  In addition to acting as a principal in debt trading transactions, for a fee, the Company may, in other transactions serve as a broker to locate debt portfolios for buyers or locate debt buyers for sellers.  The debt trading revenue model requires the Company to have funds available to purchase a portfolio, but only for a very limited period of time since the resale generally occurs the same day, the next day or within a few days of the purchase.

The second of these is client services.  Client services includes providing collection agency management services to companies to help them maximize returns from their use of third-party debt collection companies, strategic advisory and consulting services to review their portfolios of delinquent debt and provide counsel on ways to maximize returns to the client companies from their receivables.  The Company plans to provide debt collection services itself once it has acquired the call center facilities and licenses necessary.  Through the proposed call center, the Company will also offer pre-chargeoff services to client companies such as customer reminder calls and follow-up calls.   The client advisory services are provided by contract on an hourly rate basis or may be negotiated on a monthly fee basis.  Typically, the debt collection management work would be billed to the client based on a contingency recovery fee basis from actual recoveries made by the collectors, although the management supervision may be by fixed monthly fee as well.  Debt collection services, once instituted, will generally be on a contingent fee based on a percentage of actual gross collections.

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

Revenue Sources for the Broadcast Media Business

NMG will derive its revenue model from advertising fees charged for air time spots on our radio show.  These spots may be sold to local, regional or national organizations and can cover a wide range of categories.  Contracts with our advertisers are generally expected to be for a term of less than one year.  The Company recognizes advertising revenues as the advertisements are broadcast.

Competitive Business Conditions and the Company’s Position in the Industry

The overall market for delinquent debt recovery services is increasing rapidly.  The amount of consumer credit outstanding nationally is at record levels, and charged-off consumer debt  continues to increase, both in dollar volume and in absolute number of accounts.  Consumer lenders are seeking to maximize their recoveries on the credit extended.   The lenders are using several different strategies to maximize their cash flow.

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

Credit markets, both nationally and globally are facing extraordinary pressures.  As debt delinquencies increase, lenders are focused on generating recoveries from the charge-offs, and the volume and varieties of bad debt being sold has increased.  With the increases in supply, there is general pressure on the prices of debt portfolios, and with respect to many areas of defaulted debt, the prices are still falling. This negatively impacts companies that have locked in forward flow purchases at historically high rates, and some credit issuers are being forced by market conditions to reprice their portfolios to lower levels.  Both debt buyers and debt sellers are in the process of re-pricing to adjust for changing risk tolerance, liquidation curves and economic expectations.  Buyers change their expectations more rapidly than do sellers, and the markets are currently adjusting to these changes.  The Company does not hold significant portfolios of debt that are affected by these market pricing changes nor does it hold any long-term forward flow purchase commitments, thus its loss exposure is very limited during this period of transition.  However, debt trading can be difficult as sellers are reluctant to sell for lower prices and buyers are wary of liquidation projections and offer even lower prices. The Company expects that the debt trading market will be priced slightly lower in fiscal year 2010, with volumes of debt on the market still increasing as charge off levels increase.  However, due to the tightening of credit issuance and lowering of credit limits over the past year by credit card issuers, the increase in volume may begin to slow sometime in late fiscal 2010.

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

Customers

There are many potential clients for the Company in that there are thousands of lenders and debt issuers who need financial receivable management services.  The Company is actively expanding the number of its seller and buyer sources, as well as its collection agency relationships.  While there are many potential sellers and buyers, the Company’s business to date has been concentrated among a few large issuers of debt and a few major purchasers of debt portfolios on a forward flow basis.

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

Effect of Government Regulation on the Business

All companies or entities that originate, service, collect or maintain consumer loans are subject to federal regulations regarding privacy of financial records and the fraudulent access to financial information.  Various statutes, such as the Fair Debt Collection Practices Act (the “FDCPA”), the Gramm-Leach-Bliley Act (the “GLB Act”), the Patriot Act, and the Fair Credit Reporting Act (the “FCRA”) regulate lenders, holders of debt and collectors of debt.  As a holder of debt, and as a liaison with debt collectors and lenders, the Company is affected by the governmental regulations.  The FDCPA imposes restrictions on debt collectors on the procedures and tactics that can be used in the debt collection process and prescribes certain notices that must be provided to debtors in a timely fashion.  Failure to adhere to the FDCPA can result in liability to the collector and to the creditor or holder of the debt for the violation, and the FDCPA gives a right to the debtor to bring legal action directly against these parties for violation of the regulations.  The GLB Act requires banks, financial institutions and debt collectors to provide annual privacy notices to debtors, to develop written security plans to safeguard non-public personal financial information, and to take precautions against pretexting and other fraudulent access to financial records of debtors.

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

Because of perceived lending practices and abuses, individual states are continually reviewing consumer laws and consumer lending regulations.  This type of state regulation can create risk that various loans and the collection of certain loans can become more restricted, licensed or even banned.  For example, some states have enacted legislation banning certain high interest loans to individuals, and several states are restricting or prohibiting “payday” loans.

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

Employees

At September 30, 2009, the Company had 5 full time employees, and 2 people providing contract assistance.

Item 1A.  Risk Factors

Our business, prospects, financial condition, and results of operations may be materially and adversely affected due to any of the following risks.  The trading of our common stock could decline due to any of these risks. Some of the statements in “Risk Factors” are forward looking statements.  See “Forward Looking Statements.”

Risks Related To Our Business

Because we have a relatively short operating history in the debt trading, debt collection management and receivables management business, it is difficult to evaluate our future prospects and this increases the risk of your investment.

Although we were incorporated in 1959, our operations in the debt trading and financial receivable management business commenced operations in 2007. While management remains cautiously optimistic about its prospects, the results require further evaluation. Accordingly, you have a limited opportunity to evaluate our business and future prospects because we have a limited operating history under our current business model. There is no certainty that future operations will be profitable. A limited operating history requires frequent evaluation to improve operations and/or remedy unforeseen difficulties that may occur. If we are unable to remedy unforeseen difficulties that materialize, our ability to achieve profitable operations could be impaired.

Our financial results may fluctuate from period to period as a result of several factors which could adversely affect our stock price.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that will affect our financial results include:

•

availability of debt portfolios from issuers to purchase;

•

the amount of debt charged off that month by an issuer; often debt portfolios are sold on a “forward flow” basis and the amount of debt sold varies monthly depending on how much the debt issuer decides to charge off for that period;

•

entering or exiting major contracts to purchase and sell debt from issuers or other debt resellers;

•

regulatory changes; and

•

general economic conditions and economic conditions specific to our industry.

We are dependent on key members of management.

Our performance is substantially dependent on our Chief Executive Officer, Anthony Renteria, for debt portfolio acquisitions, sales and marketing, research and development. Daniel Cofall, our Chief Financial Officer, is also the officer primarily responsible for NMG and is the on-air talent for the broadcasts. Although these officers are major beneficial stockholders, there can be no assurance they will continue to serve as officers or directors. The inability to retain and continue to attract and retain qualified management and staff could significantly delay and may prevent the achievement of our business objectives, and could have a material adverse effect on our business, prospects, financial condition, and results of operations.

The industry in which we operate is highly competitive.

Numerous well-known companies, which have substantially greater capital, financing and development capabilities and experience than we have, are presently engaged in the debt trading, debt collection and accounts receivable management business. Competitors with access to greater capital may be able to acquire larger or nationwide portfolios that would not be made available to us by virtue of our size or financing.  If we are unable to successfully compete in our chosen markets, our business, prospects, financial condition, and results of operations would be materially adversely affected.

We are heavily dependent on relationships with a few major debt sellers and debt buyers.

Although we are always seeking to increase our customer base, presently our revenues are heavily dependent on acquisitions of debt portfolios from very few issuers and resale of these portfolios to a very small number of debt buyers.  Any loss of a relationship with either a debt issuer or a debt buyer who is currently doing business with us would be significant.

Our purchase and sale contracts tend to have a short stated term.

In our debt trading business, the debt portfolios are either individually, or on a “forward flow” basis, in which the agreement is to purchase charged off debt portfolios monthly for some specified number of months.  However, even in forward flow contracts, the term is rarely more than six to twelve months in length, as both seller and buyer are usually reluctant to lock in prices for longer periods of time.  As a result, we may lose contracts periodically as the stated term ends and issuers seek additional bidders for the forward flow.  Similarly, from the buyers side, our debt buyers may not renew at the end of a stated term, and long term revenue spreads are thus difficult to predict.

Current worldwide economic conditions may  adversely affect our business, operating results and financial condition.

General worldwide economic conditions have experienced a significant downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced capital spending, adverse business conditions and liquidity concerns.  Although certain aspects of our business are countercyclical, a general economic slowdown and tightening availability of financing may reduce the number of debt buyers who have the means to purchase debt from us, and the lack of investment capital or financing generally may have a negative effect on our ability to buy debt portfolios.  In addition, in difficult economic times, although more defaulted debt is available for collection, success rates in collection and liquidation rates on portfolios of defaulted debt tend to drop.

Our ability to continue as a going concern may be dependent on raising additional capital, which we may not be able to do on favorable terms, or at all.

We may need to raise additional capital to support our current operations and develop a call center and expand our operations. We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all. If we are unsuccessful raising additional funding, our business may not continue as a going concern. Even if we do find additional funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

Risks Related To Our Common Stock

Our stock price may be volatile, which could result in substantial losses for investors.

The price of our common stock is quoted on the OTCBB and fluctuates significantly. As a result of these fluctuations, it may make it difficult for you to sell your shares of common stock when you want or at prices you find attractive. These fluctuations may result from a variety of factors, many of which are beyond our control.  These factors include:

•

quarterly variations in our operating results;

•

operating results that vary from the expectations of management, securities analysts and investors;

•

changes in expectations as to our business, prospects, financial condition, and results of operations;

•

announcements by us or our competitors regarding material developments;

•

the operating and securities price performance of other companies that investors believe are comparable to us;

•

future sales of our equity or equity-related securities;

•

changes in general conditions in our industry and in the economy, the financial markets and the domestic or international political situation;

•

departures of key personnel; and

•

regulatory considerations.

In addition, the stock market continues to experience extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, regardless of our operating results.

Future sales of common stock or the issuance of securities senior to our common stock or convertible into, or exchangeable or exercisable for, common stock could adversely affect the trading price of our common stock and our ability to raise funds in new equity offerings.

Future sales of substantial amounts of our common stock or other equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or other equity-related securities. We can make no prediction as to the effect, if any, that future sales of shares of common stock or equity-related securities, or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

Our common stock is deemed a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore is a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock, which is listed on the Over-the-Counter Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future.

As the ownership of our voting securities is concentrated in our directors, such individuals control us.

As of December 29, 2009, Anthony Renteria, our Chief Executive Officer and director and Daniel Cofall Executive Vice President and director, each beneficially own approximately 44.0% of our outstanding common stock. Accordingly, these individuals may be able to elect our directors and control the outcome of virtually all important stockholder decisions and may make such decisions in their own interest, which may not be in the best interests of other stockholders.

We may not  pay cash dividends on our common stock in the foreseeable future.

We have not declared or paid any cash dividends on our common stock, and we do not know if we will, or will be in a position to, in the foreseeable future. As a result, investors may have to sell their shares of our common stock to realize their investment. We currently intend to retain future earnings for use in the operation of our business and to fund future growth.  Our ability to pay future cash dividends on our common stock depends upon our results of operations, financial condition, cash requirements, the availability of a surplus and other factors.

Item 1B.  Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.  Description of  Property

(A)

Principal Offices

On June 8, 2009, the Company entered into short term lease obligation for executive suites located in Vancouver Washington.  The office space is primarily used for sales and administrative support for the debt trading business of the Company.

On August 21, 2009, the Company entered into a long term lease obligation for approximately 2,500 square feet of office space located at 15303 North Dallas Parkway, Suite 1030, Addison, Texas 75001.  The office space is used for corporate offices of the Company and primarily for sales and research for NMG.

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

In the action filed, the Company has sought compensatory damages, pre-judgment interest, costs and attorneys fees from the Defendants in connection with its claims for fraud, conversion and breach of contract.  The Company has also sought to impose a constructive trust over the Florida real estate owned by Goldberg LLC and for an equitable lien on the real estate and against Goldberg LLC, and has asked the court for foreclosure of its mortgage on the real estate, along with costs, attorney fees and such other relief as the court may find appropriate.  On December 2, 2008, a Default Judgment in favor of the Company was granted by the court against Goldberg & Associates, LLC.  Steve Goldberg individually, however has defended on the basis of rights he claims under a lease that predates the Company’s mortgage.  Company’s counsel has been engaged in discovery and is still awaiting permission from the Court for foreclosure of the Company’s lien.  If the Court permits foreclosure of the Avatar first lien described below, the Company’s interest in the Florida real estate would be eliminated unless the Company is also successful in actions against Avatar described below.

(2)

On September 17, 2008, a complaint was filed by Avatar Income Fund II, LLC (“Avatar”) against Goldberg LLC, the Company and others in the 15th Judicial Circuit Court of Palm Beach County Florida.  Avatar alleges that Goldberg LLC defaulted in payment of its mortgage note to Avatar.  The purpose of the suit was to seek foreclosure of  the mortgage lien held by Avatar against certain real estate in Boca Raton, Florida owned by Goldberg LLC.  The real estate is same real estate that the Company is asserting its lien upon and seeking foreclosure of in the legal proceeding described  in (1) above.  The Company is named in this Avatar proceeding solely because of the Company’s position as lienholder.  The Company is contesting Avatar’s foreclosure action, asserting that the Company’s lien is equal or superior to Avatar’s lien by reason of Avatar’s negligence and constructive knowledge of the fraud involved in the purchase by Goldberg & Associates, LLC.  On September 2, 2009, a hearing was held and Avatar was granted Final Summary Judgment by the Court, and a foreclosure of Avatar’s first lien position was scheduled for early October 2009.  The Company filed an Emergency Motion to Vacate Final Judgment and Cancel Sale, and Defendant Steve Goldberg individually filed a similar motion to vacate and cancel the sale alleging various acts of consumer fraud against Avatar.  The Court granted defendant Goldberg’s motion, and the foreclosure sale has not occurred pending ruling on Goldberg’s claims.

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

	Fiscal 2009 Bid Prices		Fiscal 2008 Bid Prices
	High	Low	High	Low
First Quarter	$0.07	$0.07	$0.60	$0.52
Second Quarter	$0.07	$0.07	$0.75	$0.35
Third Quarter	$0.06	$0.06	$0.75	$0.75
Fourth Quarter	$0.06	$0.06	$0.75	$0.11

(B)

Holders

As of September 30, 2009, there were approximately 1,060 record holders of the Company's Class A Common Stock.

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

(D)

Securities Authorized for Issuance Under Equity Compensation Plan

As of September 30, 2009, there were no securities authorized for issuance under equity compensation plans.  All outstanding stock options had been cancelled by mutual agreement between the option holders and the Company.

(E)

Recent Sales of Unregistered Securities

Recent sales of securities by the Company within the past three years that have been made without registration under the Securities Act of 1933 have been disclosed in previous Form 10-Q or 10-QSB reports or Form 8-K reports.

Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, deferred tax assets, property and equipment, investments, accrued expenses, contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from these sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

The Company has adopted the cost recovery method of recognizing revenue on the collection of funds on its acquired portfolios. The cost recovery method is appropriate when collections on a particular pool or pools of accounts cannot be reasonably predicted. The Company adopted the cost recovery method due to (1) a lack of operating history, (2) no assurance that the Company will be able to raise the necessary capital to sustain operations, (3) the sole reliance on third party agencies to conduct collection activities, (4) no proven models to (a) reasonably determine the probability of collecting against any of the portfolios acquired to date or, (b) reasonably estimate the amount of funds collected therefrom. Under the cost recovery method, no revenue is recognized until the net acquisition cost of the pool or pools of accounts have been fully collected.  The Company will continue to use the cost recovery method until such time that it considers the collections of its portfolio of pools to be probable and estimable. At that point, and if applicable, the Company will begin to recognize income based on the interest method pursuant to the interest method under the guidance of FASB ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Under the guidance of ASC 310-30 (and the amended Practice Bulletin 6), static pools of accounts are established. Pools purchased during a given period are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the finance receivables are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under ASC 310-30 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received, the carrying value of a pool would be written down to maintain the then current IRR. Income on finance receivables is accrued periodically based on each static pool’s effective IRR and shown net of allowance charges on the income statement. Cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received.

The provisions of ASC 310-30 are generally applicable to the acquirers of long term financing instruments such as corporate notes payable, home loans, etc. The Company focuses exclusively on the acquisition of portfolios of small, sub-prime, defaulted consumer debt obligations. It is the Company’s intent to resell the uncollected balances of these portfolios within six to nine months of acquiring them.

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

Advertising revenues are monies charged for spots on our radio show for advertising.  These spots may be sold to local, regional and/or national and can cover a wide range of categories.  Our contracts with our advertisers will generally provide for a term which extends for less than a one year period.  The Company recognizes advertising revenues as advertisements are broadcast.

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

Income Taxes

Deferred income taxes are determined using the liability method in accordance with FASB ASC 740-10, Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Significant management judgment is required in determining the provision for income taxes and the recoverability of deferred tax assets.  Such determination is based on historical taxable income, with consideration given to estimates of future taxable income and the period over which deferred tax assets will be recoverable.  Due to earnings during the last year and estimated earnings over the next year, the Company expects full realization of net operating loss carryforwards and therefore no valuation allowance has been recorded at September 30, 2009. The Company recorded $217,700 of deferred tax assets in the year ended September 30, 2009.

In accordance with ASC 740-10, the Company classifies interest as a component of income tax expense. The implementation of ASC 740-10 had no impact on the Company’s consolidated financial statements, and no interest and penalties related to uncertain tax positions were accrued for the year ended September 30, 2009.

Foreign Currency Translation

All assets and liabilities in the balance sheet whose functional currency is other than the U.S. dollar are translated at year-end exchange rates.  All revenues and expenses in the statement of operations, are translated at average exchange rates for the year.  Any translation gains and losses are not included in determining net income (loss) but would be shown in accumulated other comprehensive income (loss) within the stockholders’ equity or redeemable preferred stock section of the balance sheet.  The Company did not incur any foreign currency translation gains or losses for the period ended September 30, 2009.  Foreign currency transaction gains and losses are included in determining net income (loss) and were not significant in 2008 or 2009.

Earnings (Loss) Per Common Share

The Company computes earnings per common share in accordance with FASB ASC 260-10, Earnings Per Share. ASC 260-10 provides for the calculation of basic and diluted earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

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

RESULTS OF OPERATIONS

A.

Revenues

Revenues for the year ended September 30, 2009 were $14,588,492.  This revenue was generated from the sale of portfolios purchased for resale, collections from portfolios placed with third party agencies for collection and consulting and advisory services.  Cost of revenues for the year ended September 30, 2009, were $13,912,251. The gross profit for the year was $676,241 or 4.64% of revenues.

B.

Operating expenses

Total operating expenses for the fiscal year ended September 30, 2009 were $643,381 or 4.41% of revenues. This balance primarily consists of $338,767 in compensation expenses, $68,724 in legal fees, $39,643 in accounting fees, and $56,036 in travel & entertainment expenses.

C.

Other income (expense)

Interest income for the year ending September 30, 2009 was $83,944.  This balance primarily consists of interest received of $21,070 on the $250,000 promissory note from the Buying Group, and $62,860 of interest accrued on the Goldberg promissory note.  Total interest expense for the year was $35,091 which primarily consists of $23,656 of interest incurred on the $225,000 working capital facility.

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

On May 6, 2008 the Company executed an unsecured line of credit demand note with Global Trek, an affiliate of Anthony J. Renteria, in the amount of $100,000 for working capital purposes.  The outstanding balance owing on this line of credit was $21,177 at September 30, 2009.  The note bears interest of five percent (5%) annually on the outstanding principal balance.  All principal and interest shall be due in full within thirty (30) days after written notice by the noteholder. The note may be paid in whole or in part without penalty or premium.

On May 6, 2008, the Board authorized the Company to borrow up to $100,000 from Square Rock, an affiliate of Daniel Cofall.  The terms of the line of credit are the same as those with Global Trek.  As of September 30, 2009, there was no balance outstanding, and the entire line of credit was available to the Company.

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006. The full $100,000 was drawn on November 14,, 2008, for working capital purposes. The daily outstanding line of credit balance bears interest at the annual rate of prime plus 1%, and interest  is payable monthly. As of September 30, 2009 no payments have been made to reduce the outstanding line of credit.

The Goldberg LLC litigation, described in Part I, Item 3 above, has had a significant negative impact on the liquidity of the Company since January 2008.   Although the transaction with Goldberg LLC represented unexpected net cash outflow of over $450,000 that strained Company resources, current operating cash flow has allowed the Company to reduce a significant amount of its outstanding liabilities.

Management believes that the Company’s existing cash, together with anticipated cash flows from operations, borrowings, and sales of the Company’s securities, if necessary, will be sufficient to meet its cash requirements during the next twelve months.

The foregoing statement regarding the Company’s expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund losses.

SUBSEQUENT EVENTS

Red Leopard Holdings, PLC (“Red Leopard”), a small UK company listed on the AIM London Stock Exchange, issued certain of its notes (the “Red Leopard Notes”) to the Company in 2006, and the Company has held these notes since their issuance. The Company’s holders of Class B Preferred Stock, Series 2, (the “Series 2 Stock”) have beneficial rights to the Red Leopard Notes. In order to attract much needed capital to Red Leopard, Red Leopard and the holders of a majority of the Series 2 Stock have approached the Company with a proposal to redeem all of the Red Leopard Notes for an amount of common stock of Red Leopard equal to 10% ownership in Red Leopard.

The Board of the Company has approved the redemption of the Red Leopard Notes under a Redemption Agreement negotiated with representatives of Red Leopard and based upon written consents of  the holders of a majority of the Series 2 Stock in favor of such Redemption Agreement.  The Company is awaiting final formal approval and execution from Red Leopard,

Item 8.  Financial Statements

The financial statements are filed as a part of this report:

See the Index to Financial Statements on page F-1 immediately following page 32 of this report. All such financial statements, schedules and supplementary data are incorporated herein by this reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2009.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(A) of the Exchange Act

Set forth below is information with respect to the directors and executive officers as of September 30, 2009:

NAME	POSITION WITH COMPANY	AGE
Anthony J. Renteria	Director , President and Chief Executive Officer	40
Daniel M. Cofall	Director, Executive Vice President and Chief Financial Officer	54
Daniel Stewart	Director	46

Each of these directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified.  The board of directors is composed of three persons.  At the present time all three directors positions are filled.

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

DANIEL M. COFALL was appointed the Chief Financial Officer, Executive Vice President and a Director of the Company in November 2006.  Mr. Cofall is also the managing director of Square Rock, a company he founded in 2004 to provide financial advisory services to U.S.-based debt buyers. Prior to joining the Company, Mr. Cofall was the Executive Vice President and Chief Financial Officer for FPII.  In that capacity, Mr. Cofall was responsible for the administration, finance, and operations for all FPII’s activities in North America.  Mr. Cofall joined FPII in 2004.  From 2001 to 2004, Mr. Cofall served as a partner in Opes Partners, a private Dallas-based financial advisory firm.  Mr. Cofall also serves as president of NorAm Media Group, Inc., a wholly owned subsidiary of the Company, and is the host of an afternoon radio talk show called  the “Wall Street Shuffle”, which is broadcast on CNN Radio, KFXR 1190 Dallas, Texas.  Mr. Cofall holds no director positions with other public companies.

DANIEL STEWART was appointed to a Director position of the Company in April 2009.  For the last five years Mr. Stewart, age 46, has been employed by Daniel Frishberg Financial Services, Inc. d/b/a Frishberg & Kaleta, a Registered Investment Advisor and financial investment advisory firm, as its Dallas/Ft.Worth Branch Manager. Mr. Stewart holds no director positions with other public companies.

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

Item 11.  Executive Compensation

The following table contains information concerning the annual compensation and long-term compensation payable to named executive officers during each of the last three fiscal years.

Summary Compensation Table
	Annual Compensation				Long term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation
Daniel M Cofall, Chief Financial Officer, Executive Vice President	2009	$105,000	$0	$9,800¹
	2008	$165,500	$25,000	$6,300¹
Anthony J. Renteria, Chief Executive Officer, President	2009	$105,000	$0	$9,800¹
	2008	$158,000	$25,000	$6,300¹

¹Car allowance of $700 per month.

At the present time the Company has, and at all times during the past three fiscal years, the Company had no pension, retirement, annuity, deferred compensation, incentive or stock purchase, thrift or profit-sharing plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(A)  Five percent shareholders. The following table sets forth the persons who, as of December 29, 2009, who were known to the Company to be beneficial owners of more than five percent of each class of the voting securities of the Company:

Class of Securities	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Class A Common	Global Trek Property Holdings, L.P.(2) 6675 Gatewick Drive Frisco, Texas 75035	6,322,145	44.0%
Class A Common	Square Rock Ltd. Pension Plan (3) 2213 High Pointe Corinth, Texas 76210	6,322,145	44.0%
Class A Common	Daniel Stewart (4) 3542 Warick Dallas, Texas 75229	2,576,310 Conversion privilege	15.0%

(1)

The percentage of each class is based on the total amount of outstanding securities plus, as to each person or group, the number of securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2)  Global Trek Property Holdings, L.P. is controlled by Anthony J. Renteria, the president, chief executive officer and a director of the Company.

(3)  Square Rock, Ltd. Pension Plan is an affiliate of Square Rock, Ltd., which is controlled by Daniel Cofall, executive vice president, chief financial officer and director of the Company.

(4) Daniel Stewart and his father, James R. Stewart, each have the right to convert Company’s debentures they own into approximately 1,288,155 shares of Class A Common stock of the Company.

(B) Security ownership of management.  The following table sets forth each class of equity securities owned by the executive officers and directors of the Company as of December 29, 2009, individually and as a group.

Class of securities	Name and address of beneficial owner	Amount and nature of beneficial owner	Percent of class(1)
Class A Common	Global Trek Property Holdings, L.P.(2) 6675 Gatewick Drive Frisco, Texas 75035	6,322,145	44.0%
Class A Common	Square Rock Ltd. Pension Plan (3 2213 High Pointe Corinth, Texas 76210	6,322,145	44.0%
Class A Common	Daniel Stewart (4) 3542 Warick Dallas, Texas 75229	2,576,310 Conversion privilege	15.0%
Class A Common	All Executive Officers and Directors as a group	15,220,600	88.6%

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

(3)

Square Rock, Ltd. Pension Plan is an affiliate of Square Rock, Ltd., which is controlled by Daniel Cofall, executive vice president, chief financial officer and director of the Company.

(4)

Daniel Stewart and his father, James R. Stewart, each have the right to convert Company’s debentures they own into approximately 1,288,155 shares of Class A Common stock of the Company.

Item 13.  Certain Relationships and Related Transactions

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

Item 14.  Principal Accountants’ Fees and Services

The following table discloses accounting fees and services that were billed by the Company’s independent registered public accounting firms, which for the year ending September 30, 2008 and for the year ending September 30, 2009 was Lightfoot Guest Moore & Co., PC:

Type of Services Rendered	2009 Fiscal Year	2008 Fiscal Year
(a) Audit Fees	$24,750	$20,000
(b) Audit related Fees	$13,164	$14,000
(c) Tax Fees	$0	$0
(d) All Other Fees	$0	$0

Before an accountant is engaged by the Company to render audit or non-audit services, the audit committee of the Company approves the engagement.  The audit committee does not have a pre-approval procedure for engaging auditors.

PART IV

Item 15.  Exhibits

(b.)

Exhibits -

The following exhibits, as required by Item 601 of Regulation S-K, are attached hereto or incorporated herein by this reference:

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

(10)

Material Contracts:

(a)

Preferred Stock Purchase and Release of Debt Agreement between the Company and Businesship International, Inc. dated September 1, 1996, a copy of which was attached to the Company’s Form 10-K for the fiscal year ended September 30, 1996.

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

NORAM CAPITAL HOLDINGS, INC.

By: /s/ Anthony J. Renteria
Anthony J. Renteria
Date: December 29, 2009	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons comprising the majority of the current Directors on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel M. Cofall	Date: December 29, 2009
Daniel M. Cofall	Date
Director

/s/ Anthony J. Renteria	Date: December 29, 2009
Anthony J. Renteria	Date
Director and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NorAm Capital Holdings, Inc. and Subsidiary

Dallas, Texas

We have audited the accompanying consolidated balance sheets of NorAm Capital Holdings, Inc. and Subsidiary as of September 30, 2009 and 2008, and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for the years ended September 30, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorAm Capital Holdings, Inc. and Subsidiary as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the years ended September 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lightfoot Guest Moore & Co., PC

Dallas, Texas

December 29, 2009

NORAM CAPITAL HOLDINGS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$390,337	$25,317
Accounts receivable	30,912	1,011
Prepaid expenses	16,967	-
Interest receivable	91,707	49,199
Note receivable – current portion	20,714	23,175
Debt portfolios held for resale	2,383	36,488
Deferred tax asset – current portion	21,470	-
Goldberg receivable (net of allowance of $79,532)	387,765	387,765
Total current assets	962,255	522,955
Notes receivable	849,834	965,591
Property and equipment (net of accumulated depreciation of $33,164)	79,872	22,144
Deferred tax asset – long term	170,000	-
Total assets	$2,061,961	$1,510,690

LIABILITIES, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$290,869	$195,408
Accrued liabilities	10,106	86,267
Short-term notes payable and current portion of long-term notes payable	121,189	18,827
Loans from shareholders	50,400	81,732
Total current liabilities	472,564	382,234
Long-term liabilities:
Accrued undeclared redeemable preferred series B dividend	34,979	34,979
Long-term notes payable	170,246	187,444
Convertible debentures	300,000	-
Total long-term liabilities	505,225	222,423
Total liabilities	977,789	604,657

Commitments and contingencies	-	-

Redeemable preferred stock:
Class B, $0.01 par, 1,500,000 shares authorized, 1,404,920 shares issued and outstanding, £0.26 per share voluntary liquidation preference ($0.48 per share @ September 30, 2009)	671,716	766,760

Stockholders’ equity:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331
Common stock:
Class A, $0.002 par value, 100,000,000 shares authorized, 14,599,101 shares issued and outstanding	29,199	29,199
Additional paid-in capital	3,177,417	3,177,417
Accumulated deficit	(3,037,491)	(3,310,674)
Total stockholders’ equity	412,456	139,273
Total liabilities, redeemable preferred stock & stockholders’ equity	$2,061,961	$1,510,690

See accompanying notes to consolidated financial statements.

NORAM CAPITAL HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF CONSOLIDATED OPERATIONS

	For the Years Ended September 30,
	2009	2008
Revenue:
Debt portfolio liquidation revenue	$13,889,091	$2,354,228
Commission revenue	645,638	249,000
Debt portfolio collection revenue	13,128	94,785
Other revenue	40,635	-
Total revenue	14,588,492	2,698,013

Cost of services:
Liquidated pool recovery	13,899,861	1,817,122
Finance receivables recovery	4,159	146,622
Collection fees	3,282	29,997
Commissions	4,949	15,641
Total cost of services	13,912,251	2,009,382
Gross profit	676,241	688,631

Operating expenses:
Compensation expense	338,767	462,440
Legal and professional fees	117,058	175,154
Other operating expenses	187,556	236,838
Total expenses	643,381	874,432
Operating income (loss)	32,860	(185,801)

Other income (expense):
Interest expense	(35,091)	(27,805)
Interest income	83,944	77,781
Total other income (expense)	48,853	49,976
Income (loss) before provision (benefit) for income taxes	81,713	(135,825)
Provision for deferred tax benefit	217,700
Provision for current income taxes	(26,230)
Net income (loss)	$273,183	$(135,825)

Net income (loss) attributable to common stockholders – basic	$0.01	$(0.01)
Net income (loss) attributable to common stockholders– diluted	$0.01	$(0.01)

Weighted average number of common shares outstanding:
Basic	14,599,101	14,539,923
Diluted	15,940,194	14,539,923

See accompanying notes to consolidated financial statements.

NORAM CAPITAL HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF CONSOLIDATED REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2009 and 2008

	Redeemable Preferred Stock – Class A	Preferred Stock – Class A	Common Stock class– A Shares	Common Stock class-A Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at September 30, 2007	$863,871	$243,331	14,399,070	$28,799	$3,157,017	$(3,174,849)	$254,298
Net loss attributable to common stockholders	-	-	-	-	-	(135,825)	(135,825)
Foreign currency adjustments	(97,111)	-	-	-	-	-	-
Fractional share correction	-	-	31	-	-	-	-
Common stock issued for services	-	-	200,000	400	20,400	-	20,800
Balance at September 30, 2008	$766,760	$243,331	14,599,101	$29,199	$3,177,417	$(3,310,674)	$139,273

Net income attributable to common stockholders	-	-	-	-	-	273,183	273,183
Foreign currency adjustments	(95,044)	-	-	-	-	-	-

Balance at September 30, 2009	$671,716	$243,331	14,599,101	$29,199	$3,177,417	$(3,074,457)	$412,456

See accompanying notes to consolidated financial statements.

NORAM CAPITAL HOLDINGS, INC. & SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the years ended September 30,
	2009	2008
Cash Flow from Operating Activities:
Net loss	$273,183	$(135,825)
Adjustments to reconcile net income (loss) from net cash used by operating activities:
Depreciation	17,604	12,569
Issuance of common stock for services	-	20,800
Provision for debt portfolio collection	4,159	45,209
Allowance for debt recovery	-	79,532
Changes in assets and liabilities:
Accounts receivable	(4,902)	24,190
Other receivables	-	12,688
Finance receivables purchased	(13,899,861)	(2,088,704)
Proceeds from collections and sales of finance receivables	13,874,862	2,115,449
Debt portfolios held for resale	29,947	(81,697)
Deferred income taxes	(191,470)	-
Interest receivable	(42,508)	(49,199)
Prepaid expenses	(16,967)	714
Accounts payable and accrued liabilities	19,300	(62,219)
Net cash used by operating activities	63,346	(106,493)

Investing activities:
Issuance of note receivable Goldberg	-	(467,297)
Collections on notes receivable	23,174	12,592
Purchase of property and equipment	(75,332)	-
Net cash (used)/provided by investing activities	(52,158)	(454,705)

Financing activities:
Proceeds from notes payable – related parties	42,423	81,732
Payment on notes payable - related parties	(73,756)	-
Proceeds from line-of-credit	190,344	-
Payment on line-of-credit	(90,344)	-
Payment on notes payable	(14,835)	(10,029)
Proceeds from sale of convertible debentures	300,000	-
Collection on series B preferred stock	-	25,008
Net cash provided by financing activities	353,832	96,711

Net increase (decrease) in cash and cash equivalents	365,020	(464,487)

Cash and cash equivalents at beginning of period	25,317	489,804
Cash and cash equivalents at end of period	$390,337	$25,317

Supplemental cash flow information:
Interest paid	$35,091	$27,805
Taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       Nature of Business

NorAm Capital Holdings, Inc. (“the Company” or “NorAm”) is a Delaware corporation.  The Company was formerly known as the Harrell Hospitality Group, Inc. (“HHG”), and was originally incorporated in 1959 in the state of Massachusetts under the name of Formula 409, Inc.  HHG was primarily involved in the management and development of hotels, mainly in the states of California and Texas, and the United Kingdom. The Company sold all hospitality assets on September 29, 2006.  On January 5, 2007, the name of the Company changed to NorAm Capital Holdings, Inc.  The name changed to help distinguish the business from its previous course of business in the hospitality industry.

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

B.       Summary of Significant Accounting Policies

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Accounting

The accompanying consolidated financial statements, except the financial statements for the year ended September 30, 2008, include the accounts of NorAm and its wholly owned subsidiary, NorAm Media Group, Inc.  (collectively, the “Company”) and have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  All significant intercompany transactions and balances have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Reclassifications

Certain reclassifications have been made to the Company’s consolidated financial statements for fiscal 2008 to conform to the fiscal 2009 presentation.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At September 30, 2009 and 2008, the Company had no such investments included in cash and cash equivalents.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company has not experienced any losses in such accounts.

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

Computer software	3 years
Computer equipment	3 years
Furniture & Fixtures	5 years

Property and equipment consisted of computers and computer software aggregating $42,138, and furniture & fixtures aggregating $70,897 at September 30, 2009.

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

The Company has adopted the cost recovery method of recognizing revenue on the collection of funds on its acquired portfolios. The cost recovery method is appropriate when collections on a particular pool or pools of accounts cannot be reasonably predicted. The Company adopted the cost recovery method due to (1) a lack of operating history, (2) no assurance that the Company will be able to raise the necessary capital to sustain operations, (3) the sole reliance on third party agencies to conduct collection activities, (4) no proven models to (a) reasonably determine the probability of collecting against any of the portfolios acquired to date or, (b) reasonably estimate the amount of funds collected therefrom. Under the cost recovery method, no revenue is recognized until the net acquisition cost of the pool or pools of accounts have been fully collected.  The Company will continue to use the cost recovery method until such time that it considers the collections of its portfolio of pools to be probable and estimable. At that point, and if applicable, the Company will begin to recognize income based on the interest method pursuant to the interest method under the guidance of FASB ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Interest income is discontinued when management determines future collection is unlikely.  Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Under the guidance of ASC 310-30, static pools of accounts are established.  Pools purchased during a given period are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes certain direct costs of acquisition paid to third parties, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30 initially freezes the internal rate of return, referred to as IRR, estimated when the finance receivables are purchased as the basis for subsequent impairment testing. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning after December 15, 2004 under ASC 310-30 rather than lowering the estimated IRR if the collection estimates are not received, the carrying value of a pool would be written down to maintain the then current IRR.  Income on finance receivables is accrued periodically based on each static pool’s effective IRR and shown net of allowance charges on the income statement. Cash flows greater than the interest accrual will reduce the carrying value of the static pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using our proprietary collection models. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received.

The provisions of ASC 310-30 are generally applicable to the acquirers of long term financing instruments such as corporate notes payable, home loans, etc. The Company focuses exclusively on the acquisition of portfolios of small, sub-prime, defaulted consumer debt obligations. It is the Company’s intent to resell the uncollected balances of these portfolios within six to nine months of acquiring them.

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

Advertising revenues are monies charged for spots on our radio show for advertising.  These spots may be sold to local, regional and/or national and can cover a wide range of categories.  Our contracts with our advertisers will generally provide for a term which extends for less than a one year period.  The Company recognizes advertising revenues as advertisements are broadcast.

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

Income Taxes

Deferred income taxes are determined using the liability method in accordance with FASB ASC 740-10, Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Significant management judgment is required in determining the provision for income taxes and the recoverability of deferred tax assets.  Such determination is based on historical taxable income, with consideration given to estimates of future taxable income and the period over which deferred tax assets will be recoverable.  Due to earnings during the last year and estimated earnings over the next year, the Company expects full realization of net operating loss carryforwards and therefore no valuation allowance has been recorded at September 30, 2009. The Company recorded $217,700 of deferred tax assets in the year ended September 30, 2009.

In accordance with ASC 740-10, the Company classifies interest as a component of income tax expense.  The implementation of ASC 740-10 had no impact on the Company’s consolidated financial statements, and no interest and penalties related to uncertain tax positions were accrued for the year ended September 30, 2009.

Foreign Currency Translation

All assets and liabilities in the balance sheet whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. All revenues and expenses in the statement of operations are translated at average exchange rates for the year.  Any translation gains or losses are not included in determining net income (loss) but would be shown in accumulated other comprehensive income (loss) within the stockholders' equity or redeemable preferred stock section of the balance sheet.  The Company did not incur any translation gains or losses for the periods ended September 30, 2009 or 2008.  Foreign currency transaction gains and losses are included in determining net income (loss) and were not significant in 2009 or 2008.

Earnings (Loss) Per Common Share

The Company computes earnings per common share in accordance with FASB ASC 260-10, Earnings Per Share. ASC 260-10 provides for the calculation of basic and diluted earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC 825-10, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of cash equivalents, accounts payable and accrued liabilities approximates their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of notes receivable also approximates fair value since they bear market rates of interest.  None of these instruments are held for trading purposes.

C.       Notes Receivable

The Company has three notes receivable as of September 30, 2009.

One is a promissory note in the amount of $250,000 from a purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd. (collectively, the “Buying Group”) that purchased the Company’s subsidiaries, including Hotel Management Group, Inc. (“HMG”) and other hospitality assets, on September 29, 2006. The makers of the note are Paul Barham, Clive Russell, Geoffrey Dart and Apsley Estates, who are held jointly and severally liable.  The note is collateralized by the shares of HMG. The note bears interest at 10% per annum and is amortized quarterly with the final payment being due September 30, 2016.  This note is pledged by the Company as collateral to secure the Company’s obligations on three notes payable by the Company that total $225,000. The note balance at September 30, 2009 is $198,831.

The second is a loan note due from Red Leopard Holdings, plc (“RLH”), received by the Company as the final consideration for the sale of HHE.  The loan note is valued at £421,874, or $671,716 at September 30, 2009. The note bears interest at 3% per annum payable annually which began on March 31, 2007, on the outstanding principal balance. Any interest or principal proceeds received under this loan agreement are effectively dividend obligations of the Class B Redeemable Preferred shares and are payable when declared but generally not later than the full liquidation of the RLH note.  The note, due in full on March 31, 2015, is convertible into RLH common stock at the mid-market price on the day of conversion at the option of RLH. The Company considers its position to be similar to that of a fiduciary and, as such, will not recognize income from the interest proceeds. See Subsequent Event note.

The final is a promissory note in the amount of $439,000 from Goldberg & Associates, LLC and Steven Goldberg individually.  The note bears interest at 18% per annum, accruing from February 5th, 2008 on the outstanding principal balance, and a mortgage has been signed by Goldberg & Associates, LLC with respect to certain real estate in Boca Raton, Florida to secure the note.  The note has matured and remains unpaid.  The note is currently in default status and due to the cost of recovering the principal of the note, an allowance of $79,532 was created.  In addition, accrued legal expenses of $28,298 have been accrued on the note in accordance with the civil lawsuit filed.  NorAm ceased accruing interest after the third quarter of 2009 due to the pending litigation described in Note L.

D.       Line of Credit

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006. The full $100,000 was drawn on November 14,, 2008, for working capital purposes.  The daily outstanding line of credit balance bears interest at the annual rate of prime plus 1%, and interest  is payable monthly.  As of September 30, 2009 no payments have been made to reduce the outstanding line of credit.

E.       Notes Payable

At the end of April, 2007 and at the beginning of May, 2007, the Company entered into three virtually identical $75,000 installment loan agreements with three private individuals.  The aggregate loan amount of $225,000 will be used for working capital for the purchase of defaulted debt obligations. These notes bear interest at the annual rate of 12% and are payable in quarterly installments of principal and interest of $3,245 each which began June 30, 2007. The notes are payable in full on June 30, 2010.  These notes are secured by the $250,000 note receivable from the Buying Group and its collateral. The balance of these notes at September 30, 2009 is $191,435.

NOTES PAYABLE – RELATED PARTIES

On May 6, 2008 the Company executed a line of credit demand note with Global Trek., an affiliate of Anthony J. Renteria, in the amount of $100,000 for working capital purposes, of which $90,000 was advanced by Global Trek to the Company during the fiscal year ended September 30, 2008.  The borrowings are evidenced by the promissory notes bearing interest at an annual rate of interest of 5% on the outstanding principal balance. All principal and interest shall be due in full within thirty (30) days written notice by the note holder. The note may be paid in whole or in part without penalty or premium. The principal balance of this note at September 30, 2009 is $21,177.

Similarly, on May 6, 2008, the Board authorized the Company to borrow up to $100,000 from Square Rock, an affiliate of Daniel Cofall, on a line of credit demand note bearing 5% interest, if such borrowings are necessary for working capital purposes, which aggregated $11,000 during the fiscal year ended September 30, 2008.  As of September 30, 2009 all outstanding principal has been repaid to Square Rock.

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

F.       Preferred Stock

Class A preferred stock is non-voting, non-convertible and pays a 10% annual non-cumulative dividend. The Company has the right, but not the obligation, to redeem the shares at any time at par value and the shares have a $1.00 involuntary liquidation preference.

Class B preferred stock is non-voting, redeemable and pays a 3% cumulative dividend.  These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders that the Company receives from a promissory note in the amount of £421,874 (approximately US$671,716 at September 30, 2009) made by RLH that the Company holds. These were issued through a dividend to all common stockholders on October 20, 2006.  The Company valued these shares based on the value of the note amount on the dividend date of October 20, 2006.  See Subsequent Event note.

H.       Income Taxes

Income tax expense for the years presented differs from the "expected" federal income tax expense computed by applying the U.S. federal statutory rate of 34% to income (loss) before income taxes for the years ended September 30.  The Company has established a valuation allowance to fully reserve the net deferred tax assets due to the uncertainty of the timing and amounts of future taxable income.  As a result of the change in ownership and change in line of business, any net operating loss carryforwards prior to September 30, 2006, are not available to offset future taxable income of the Company.  At September 30, 2009, the Company had an aggregate net operating loss carryforward of approximately $1,865,000 from operations which will begin to expire in 2021.

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

The Company leases certain facilities under operating leases, of which rent expense was approximately $6,500 for the year ended September 30, 2009.

On August 1, 2009, the Company signed a 66 month noncancelable operating lease to conduct its administrative activities out of commencing December 1, 2009. The lease contains a renewal option for an additional five-year period.  Future minimum rental payments due under the lease are as follows:

Year Ending September 30,	Amount
2010	$21,233
2011	63,699
2012	64,532
2013	66,197
2014	67,030
Thereafter	45,797

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

In the action filed, the Company has sought compensatory damages, pre-judgment interest, costs and attorneys fees from the Defendants in connection with its claims for fraud, conversion and breach of contract.  The Company has also sought to impose a constructive trust over the Florida real estate owned by Goldberg LLC and for an equitable lien on the real estate and against Goldberg LLC, and has asked the court for foreclosure of its mortgage on the real estate, along with costs, attorney fees and such other relief as the court may find appropriate.  On December 2, 2008, a Default Judgment in favor of the Company was granted by the court against Goldberg & Associates, LLC.  Steve Goldberg individually, however has defended on the basis of rights he claims under a lease that predates the Company’s mortgage.  Company’s counsel has been engaged in discovery and is still awaiting permission from the Court for foreclosure of the Company’s lien.  If the Court permits foreclosure of the Avatar first lien described below, the Company’s interest in the Florida real estate would be eliminated unless the Company is also successful in actions against Avatar described below.

On September 17, 2008, a complaint was filed by Avatar Income Fund II, LLC (“Avatar”) against Goldberg LLC, the Company and others in the 15th Judicial Circuit Court of Palm Beach County Florida.  Avatar alleges that Goldberg LLC defaulted in payment of its mortgage note to Avatar. The purpose of the suit was to seek foreclosure of  the mortgage lien held by Avatar against certain real estate in Boca Raton, Florida owned by Goldberg LLC.  The real estate is same real estate that the Company is asserting its lien upon and seeking foreclosure of in the legal proceeding described  in (1) above. The Company is named in this Avatar proceeding solely because of the Company’s position as lienholder. The Company is contesting Avatar’s foreclosure action, asserting that the Company’s lien is equal or superior to Avatar’s lien by reason of Avatar’s negligence and constructive knowledge of the fraud involved in the purchase by Goldberg & Associates, LLC.  On September 2, 2009, a hearing was held and Avatar was granted Final Summary Judgment by the Court, and a foreclosure of Avatar’s first lien position was scheduled for early October 2009. The Company filed an Emergency Motion to Vacate Final Judgment and Cancel Sale, and Defendant Steve Goldberg individually filed a similar motion to vacate and cancel the sale alleging various acts of consumer fraud against Avatar. The Court granted defendant Goldberg’s motion, and the foreclosure sale has not occurred pending ruling on Goldberg’s claims.

M.       Recent Accounting Pronouncements

During May 2009, the FASB issued Statements of Financial Standards No. 165 (“SFAS No. 165”), “Subsequent Events”.  SFAS No. 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.  SFAS No. 165 or FASB ASC 855-10 defines two types of subsequent events, as follows:  the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  SFAS No. 165 or FASB ASC 855-10 is effective for interim and annual periods ending after June 15, 2009.  The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on December 29, 2009.  The adoption did not have a material impact on the Company’s financial statements.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”) launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  The Codification is effective for our Company’s annual financial statements ending September 30, 2009.

N.       Subsequent Events

Red Leopard Holdings, PLC (“Red Leopard”), a small UK company listed on the AIM London Stock Exchange, issued certain of its notes (the “Red Leopard Notes”) to the Company in 2006, and the Company has held these notes since their issuance.  The Company’s  holders of Class B Preferred Stock, Series 2, (the “Series 2 Stock”) have beneficial rights to the Red Leopard Notes.  In order to attract much needed capital to Red Leopard, Red Leopard and the holders of a majority of the Series 2 Stock have approached the Company with a proposal to  redeem all of the Red Leopard Notes for an amount of common stock of Red Leopard equal to 10% ownership in Red Leopard.

The Board of the Company has approved the redemption of the Red Leopard Notes under a Redemption Agreement negotiated with representatives of Red Leopard and based upon written consents of  the holders of a majority of the Series 2 Stock in favor of such Redemption Agreement.  The Company is awaiting final formal approval and execution from Red Leopard.