Form 10-Q
period 2009-12-31
NORAM CAPITAL HOLDINGS
filed 2010-02-16
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 – Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from           to _____

Commission File No:  0-2661

NorAm Capital Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	13-1946181
(State of jurisdiction of incorporation)	(IRS Employer Identification No.)

15303 N. Dallas Pkwy, Ste 1030, Addison, Texas	75209
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 16, 2010, the issuer had outstanding 14,599,101 shares of Class A common stock, $0.002 par value per share. Transitional Small Business Disclosure Format (Check One):  Yes ☐    No ☒

NORAM CAPITAL HOLDINGS, INC. AND SUBSIDIARY

Part I - FINANCIAL

Item 1.

 FINANCIAL STATEMENTS

NORAM CAPITAL HOLDINGS, INC. & SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	December 31, 2009	September 30, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$161,061	$390,337
Accounts receivable	2,500	30,912
Interest receivable	96,677	91,707
Note receivable – current portion	26,220	20,714
Debt portfolios held for resale	-	2,383
Prepaid expenses	6,350	16,967
Deferred income taxes	56,250	21,470
Goldberg receivable (net of allowance of $79,532)	387,765	387,765
Total current assets	736,823	962,255
Notes receivable less current portion	844,476	849,834
Deferred tax asset - long-term	167,259	170,000
Property and equipment (net of accumulated depreciation of $39,662)	74,471	79,872
Total assets	$1,823,029	$2,061,961

LIABILITIES, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$194,039	$290,869
Accrued liabilities	35,649	10,106
Short-term notes payable and current portion of long term notes payable	117,198	121,189
Loans from shareholders	-	50,400
Total current liabilities	346,886	472,564
Long term liabilities:
Accrued undeclared redeemable preferred series B dividend	34,979	34,979
Notes payable less current portion	170,246	170,246
Convertible debentures	300,000	300,000
Total long-term liabilities	505,225	505,225
Total liabilities	852,111	977,789

Commitments and contingencies	-	-

Redeemable preferred stock:
Class B, $0.01 par, 1,500,000 shares authorized 1,404,920 shares issued and outstanding, £0.26 per share voluntary liquidation preference ($0.48 per share @ December 31, 2009)	671,864	671,716

Stockholders’ equity:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331
Common stock:
Class A, $0.002 par value, 100,000,000 shares authorized, 14,599,101 shares issued and outstanding	29,199	29,199
Additional paid-in capital	3,177,417	3,177,417
Accumulated deficit	(3,150,893)	(3,037,491)
Total stockholders’ equity	299,054	412,456
Total liabilities, redeemable preferred stock & stockholders’ equity	$1,823,029	$2,061,961

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORAM CAPITAL HOLDINGS, INC. & SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended December 31,
	2009	2008
Revenues:
Debt portfolio liquidation revenue	$2,890,921	$1,168,489
Debt portfolio collection revenue	-	6,345
Other revenue	905	37,496
Total revenues	2,891,826	1,212,330

Cost of services:
Finance receivables recovery	2,383	4,159
Liquidated pool recovery	2,723,253	1,176,371
Collection fees	-	1,586
Commissions	-	1,500
Total cost of services	2,725,636	1,183,616
Gross profit	166,190	28,714

Operating expenses:
Compensation expense	141,112	31,458
Legal and professional fees	65,337	42,789
Other operating expenses	99,311	11,957
Total expenses	305,760	86,204
Operating income (loss)	(139,570)	(57,490)

Other income (expense):
Interest expense	(10,842)	(5,196)
Interest income	4,971	25,257
Total other income (expense)	(5,871)	20,061
Income (loss) before provision (benefit) for income taxes	(145,441)	(37,429)
Provision for deferred tax benefit	32,039	-
Net income (loss)	$(113,402)	$(37,429)

Basic and diluted income (loss) per common share
Net income (loss) attributable to common stockholders – basic	$(0.01)	$-
Net income (loss) attributable to common stockholders– diluted	$(0.01)	$-

Weighted average number of common shares outstanding:
Basic	14,599,101	14,599,101
Diluted	14,599,101	14,599,101

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORAM CAPITAL HOLDINGS, INC. & SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(113,402)	$(37,429)
Adjustments to reconcile net income (loss) from
net cash used by operating activities:
Depreciation	6,497	3,142
Deferred income tax provision	(32,039)	-
Provision for debt portfolio collection	2,383	4,159
Changes in assets and liabilities:
Accounts receivable	28,412	(13,887)
Finance receivables purchased	(2,723,253)	(1,169,882)
Proceeds from collections and sales of finance receivables	2,723,253	1,169,882
Debt portfolios held for resale	-	32,329
Interest receivable	(4,970)	(4,892)
Prepaid expenses	10,617	-
Accounts payable and accrued liabilities	(71,287)	42,386
Net cash (used) provided by operating activities	(173,789)	25,808

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(1,096)	-
Collections on notes receivable	-	4,409
Net cash (used) provided by investing activities	(1,096)	4,409

Cash Flows from Financing Activities:
Payments on loans from shareholders	(50,400)	(19,000)
Payment on notes payable	(3,991)	(3,545)
Proceeds from line of credit	-	100,000
Payments on line of credit	-	(90,344)
Net cash (used) provided by financing activities	(54,391)	(12,889)

Net increase (decrease) in cash and cash equivalents	(229,276)	17,328

Cash and cash equivalents at beginning of period	390,337	25,317
Cash and cash equivalents at end of period	$161,061	$42,645

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORAM CAPITAL HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION

NorAm Capital Holdings, Inc. (“NorAm”) is a Delaware corporation.  NorAm was formerly known as the Harrell Hospitality Group, Inc. (“HHG”), and was originally incorporated in 1959 in the state of Massachusetts under the name of Formula 409, Inc.  HHG was primarily involved in the management and development of hotels, mainly in the states of California and Texas, and the United Kingdom.  In February 2003, HHG began operations in the United Kingdom with the formation of Harrell Hotels Europe, Ltd. (“HHE”), a wholly-owned subsidiary of HHG.  HHG’s United Kingdom offices were located in London, England.  HHG sold HHE on March 31, 2005.  NorAm subsequently sold Hotel Management Group, Inc.  and all other hospitality assets on September 29, 2006 and, shortly thereafter, divested itself of the Red Leopard Holdings (“RLH”) stock. On January 5, 2007, the name was changed to NorAm Capital Holdings, Inc. which helped distinguish the business from its previous course of business in the hospitality industry.

NorAm commenced its present area of operations in January 2007.  New controlling shareholders of NorAm, Global Trek Property Holdings, L.P. (“Global Trek”) and Square Rock, Ltd. Pension Plan (“Square Rock”) (together, Global Trek and Square Rock, the “New Investors”) changed the focus of NorAm and instituted operations in financial receivables management and debt collection.  These types of services are rendered for credit issuers or other holders of debt portfolios.  In addition, NorAm engages in the purchase and resale of portfolios of debt and may engage in the collection of debt portfolios for its own account.

On June 29, 2009 NorAm formed NorAm Media Group, Inc. (“NMG”), a Texas corporation and wholly owned subsidiary of NorAm. NMG’s operations include radio, television, internet and other broadcast media, with an emphasis on financial news and entertainment.

BASIS OF PRESENTATION

The unaudited interim financial statements of NorAm Capital Holdings, Inc and Subsidiary (“the Company”) for the three months ended December 31, 2009 and 2008 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8-03 of Regulation S-X under the Securities Act of 1933, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) has become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”). The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP. In preparing the financial statements, we have evaluated subsequent events, as defined by ASC 855 for subsequent event accounting through February 16, 2010, which is the date that the financial statements were issued.

The consolidated balance sheet at September 30, 2009 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.The consolidated statements of operations for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ended September 30, 2010, or any other future period. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including the Company’s ability to identify and acquire debt portfolios from diverse sources, the ability to identify buyers, and the ability of the Company to enter into the debt collection service market.

NORAM CAPITAL HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the financial statements of NorAm Capital Holdings, Inc. and its wholly-owned subsidiary, NorAm Media Group, Inc.  All significant inter-company balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At December 31, 2009, the Company had no such investments included in cash and cash equivalents.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes.  Actual results could differ from these estimates and assumptions.

REVENUE RECOGNITION

The Company has four principal categories of revenue:  debt portfolio collection revenue, debt portfolio liquidation revenue, consulting fee revenue, and advertising revenue.  Debt portfolio collection revenue is money collected from debtors on the defaulted accounts. Collection is through licensed third party collection agencies that the Company uses to collect portfolios; in the future, once the Company has established its in-house collection capabilities, the Company may make these collection efforts itself, or through a licensed subsidiary or affiliate. The portfolio collection revenues may pertain to portfolios owned by others, in which case the collection function is performed by the Company as a service for the owner of the portfolio in exchange for a portion of the funds collected, or it may relate to the outright collecting of debt portfolios owned by the Company.

Debt portfolio liquidation revenue is money the Company receives from reselling a portfolio of debt to another debt buyer.  Portfolio liquidation revenue may come from either of two types of transactions: a purchase and almost immediate resale transaction, with no collection activity against account debtors while the Company owns the portfolio, or portfolio liquidation revenue may come from resale of remaining uncollected accounts in a portfolio that the Company has owned and collected for some period of time. For transactions with immediate purchase and resale, the Company reports revenues at the gross amount of the sales contract and the corresponding purchases as cost of sales in accordance with Statement of Financial Concepts #6.

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

NORAM CAPITAL HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Advertising revenues are monies charged for spots on the Company’s radio show for advertising.  These spots may be sold to local, regional and/or national markets and can cover a wide range of categories.  Our contracts with our advertisers will generally provide for a term of less than one year.  The Company recognizes advertising revenues as advertisements are broadcast.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued a standard that established the FASB Accounting Standards CodificationTM ("ASC") and amended the hierarchy of GAAP such that the ASC became the single source of authoritative nongovernmental GAAP. The ASC did not change current GAAP, but was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates. The ASC became effective for us on July 1, 2009. This standard did not have an impact on our financial position, results of operations or cash flows. Throughout the notes to the consolidated financial statements, references that were previously made to various former authoritative GAAP pronouncements have been conformed to the appropriate section of the ASC.

NORAM CAPITAL HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2009, the FASB issued ASC 855 (formerly SFAS 165, Subsequent Events) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but prior to the issuance of financial statements. Specifically, ASC 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for financial statements issued for interim or annual periods ending after June 15, 2009. The Company adopted ASC 855 on June 30, 2009 and considered subsequent events through February 16, 2010. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued ASU No. 2009-5, Measuring Liabilities at Fair Value (“ASU No. 2009-5”). ASU No. 2009-5 provides amendments to ASC 820, for the fair value measurement of liabilities. It requires a reporting entity to measure the fair value of a liability using certain valuation techniques when a quoted price in an active market for the identical liability is not available. A reporting entity is not required to include a separate input or adjustment relating to the existence of a restriction that prevents the transfer of a liability when fair valuing that liability. The amendments in ASU No. 2009-5 also clarify the hierarchy of the fair value measurements to be used for a quoted price in an active market for the identical liability at the measurement date as well as for the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required. The Company adopted ASU No. 2009-5 in the first quarter of fiscal 2010 and there was no material impact to its consolidated financial statements upon adoption.

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

NORAM CAPITAL HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant management judgment is required in determining the provision for income taxes and the recoverability of deferred tax assets.  Such determination is based on historical taxable income, with consideration given to estimates of future taxable income and the period over which deferred tax assets will be recoverable.  Due to earnings during the last year and estimated future earnings, the Company expects full realization of net operating loss carryforwards and therefore no valuation allowance has been recorded at December 31, 2009. The Company recorded $32,039 of deferred tax assets in the three months ended December 31, 2009.

In accordance with ASC 740-10, the Company classifies interest as a component of income tax expense.  The implementation of ASC 740-10 had no impact on the Company’s consolidated financial statements, and no interest and penalties related to uncertain tax positions were accrued for the three months ended December 31, 2009.

NOTES RECEIVABLE

The Company has three notes receivable as of December 31, 2009.

One is a promissory note in the amount of $250,000 from a purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd. (collectively, the “Buying Group”) that purchased the Company’s subsidiaries, including Hotel Management Group, Inc. (“HMG”) and other hospitality assets, on September 29, 2006. The makers of the note are Paul Barham, Clive Russell, Geoffrey Dart and Apsley Estates, who are held jointly and severally liable.  The note is collateralized by the shares of HMG. The note bears interest at 10% per annum and is amortized quarterly with the final payment being due September 30, 2016.  This note is pledged by the Company as collateral to secure the Company’s obligations on three notes payable by the Company that total $225,000. The note balance at December 31, 2009 is $198,831.

The second is a loan note due from Red Leopard Holdings, plc (“RLH”), received by the Company as the final consideration for the sale of HHE.  The loan note is valued at £421,874, or $671,864 at December 31, 2009. The note bears interest at 3% per annum payable annually which began on March 31, 2007, on the outstanding principal balance. Any interest or principal proceeds received under this loan agreement are effectively dividend obligations of the Class B Redeemable Preferred shares and are payable when declared but generally not later than the full liquidation of the RLH note.  The note, due in full on March 31, 2015, is convertible into RLH common stock at the mid-market price on the day of conversion at the option of RLH. The Company considers its position to be similar to that of a fiduciary and, as such, will not recognize income from the interest proceeds.  RLH has proposed, and the

Company has agreed, subject to receiving written consents from the holders of a majority in interest of the Class B Redeemable Preferred shares, to redeem the loan note in exchange for ten percent (10%) of the common shares of RLH.  Following such redemption, it is expected that the RLH commons shares received by the Company will be distributed to the Class B Redeemable Preferred shareholders.  See “Subsequent Events.”

The third is a promissory note in the amount of $439,000 from Goldberg & Associates, LLC and Steven Goldberg individually.  The note bears interest at 18% per annum, accruing from February 5, 2008 on the outstanding principal balance, and a second lien mortgage has been signed by Goldberg & Associates, LLC with respect to certain real estate in Boca Raton, Florida to secure the note.   The note has matured and remains unpaid.  The note is currently in default status, and, due to the cost of recovering the principal of the note, an allowance of $79,532 was created.  In addition, accrued legal expenses of $28,298 has been accrued on the note in accordance with the civil lawsuit filed.  The Company has sued to foreclose its lien, and the first lienholder has also sued to foreclose the first lien on the property.  NorAm ceased accruing interest after the third quarter of 2009 due to the pending litigation.  See Part II, Item 1, Legal Proceedings.

LINE OF CREDIT

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006. The full $100,000 was drawn on November 14, 2008, for working capital purposes.   The daily outstanding line of credit balance bears interest at the annual rate of prime plus 1%, and interest is payable monthly.   As of December 31, 2009 no payments have been made to reduce the outstanding line of credit.

NORAM CAPITAL HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTES PAYABLE

At the end of April 2007 and at the beginning of May 2007, the Company entered into three virtually identical $75,000 installment loan agreements with three private individuals. The aggregate loan amount of $225,000 was used for working capital for the purchase of defaulted debt obligations. These notes bear interest at the annual rate of 12% and are payable in quarterly installments of principal and interest of $3,245 each which began June 30, 2007. The notes are payable in full on June 30, 2010.  These notes are secured by the $250,000 note receivable from the Buying Group and its collateral. The balance of these notes at December 31, 2009 is $187,444.

NOTES PAYABLE-RELATED PARTIES

On May 6, 2008 the Company executed a line of credit demand note with Global Trek., an affiliate of Anthony J. Renteria, in the amount of $100,000 for working capital purposes, of which $90,000 was advanced by Global Trek to the Company during the fiscal year ended September 30, 2008.  The borrowings are evidenced by the promissory notes bearing interest at an annual rate of interest of 5% on the outstanding principal balance. All principal and interest shall be due in full within thirty (30) days written notice by the note holder. The note may be paid in whole or in part without penalty or premium. As of December 31, 2009 all outstanding principal has been repaid to Global Trek.

Similarly, on May 6, 2008, the Board authorized the Company to borrow up to $100,000 from Square Rock, an affiliate of Daniel Cofall, on a line of credit demand note bearing 5% interest, if such borrowings are necessary for working capital purposes, which aggregated $11,000 at December 31, 2008.  As of December 31, 2009 all outstanding principal has been repaid to Square Rock.

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

Class B Preferred Stock, $.01 par value per share, is non-voting and redeemable by the Company.  These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders that the Company receives from a promissory note made by RLH in the amount of £421,874 (approximately US$671,864 at December 31, 2009).  RLH has proposed, and the Company has agreed, subject to receiving written consents from the holders of a majority in interest of the Class B Redeemable Preferred shares, to redeem the loan note in exchange for ten percent (10%) of the common shares of RLH.  Following such redemption, it is expected that the RLH commons shares received by the Company will be distributed to the Class B Redeemable Preferred shareholders.

NORAM CAPITAL HOLDINGS, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

COMMITMENTS AND CONTINGENCIES

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

CONCENTRATION OF RISK

Substantially all of the sales are to two unrelated buyers. The majority of all debt portfolio purchases are acquired from a single source.

SUBSEQUENT EVENTS

RLH has proposed, and the Company has agreed, subject to receiving written consents from the holders of a majority in interest of the Class B Redeemable Preferred shares, to redeem the loan note in exchange for ten percent (10%) of the common shares of RLH.  Following such redemption, it is expected that the RLH common shares received by the Company will be distributed to the Class B Redeemable Preferred shareholders.

On January 11, 2010, the Board of Directors of the Company approved the formation of a subsidiary to provide investment advisory services.  On January 12, 2010, the Company formed NorAm Asset Management, Inc., a Texas corporation, a wholly owned subsidiary.  This company plans to provide investment advisory services, and toward that end has filed an application with the Securities and Exchange Commission to become a registered investment advisor.

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

For the three months ended December 31, 2009, the Company invested $2,725,751 in charged-off consumer debt with an aggregate face value of $72,728,126, or 3.74% of face value.  In the three months ended December 31, 2008, the Company invested $1,139,882 in charged-off consumer debt with an aggregate face value of $14,998,450, or 7.6% of face value.  The Company’s debt purchasing metrics (dollars invested, face amount, average purchase price, types of paper and sources of paper) may vary significantly from quarter to quarter.

PLAN OF OPERATION FOR NEXT 12 MONTHS

Cash Requirements

Currently, the Company has transactions in negotiation and transactions in development which, if successfully concluded, should allow the Company to fund its day-to-day cash requirements without the need for borrowing or additional cash infusion.  The Company is exploring the acquisition of an existing collection agency or building a call center, and depending on the operating cash flow at the time, may be able to fund these expenditures without additional capital.  More likely, however, such an acquisition would require the Company to seek additional capital through borrowing or issuance of its securities to one or more investors, most likely in a private negotiated transaction.  The Company is considering the expansion of its operations to provide back office support and service to third party call center agencies.  The successful conclusion of this expansion will result in additional cash flow to aid in the funding of its day-to-day cash requirements. In addition, the Company is identifying sellers of defaulted debt obligations.

Expected Purchase of Assets or Equipment

Until the Company acquires or builds a debt collection call center, it does not expect major purchases of assets or equipment. Once a debt collection call center is being acquired or developed, the Company would be acquiring computer servers, workstations, telephone equipment, debt collection and management software, and security equipment for the collectors.  The expected cost for the equipment is undetermined at this time, but would likely be several hundred thousand dollars.

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

OPERATIONS

A.

Revenues

Revenue for the three months ended December 31, 2009 was $2,891,826, an increase of $1,679,496 over the same period last year.  Cost of revenues for the three months ended December 31, 2009 was $2,725,636, an increase of $1,542,020 over the same period last year.  Gross profit for the period was $166,190, or 5.75% of revenues.

B.

Operating expenses

Total operating expenses for the three months ended December 31, 2009 was $305,760, an increase of $219,556 over the same period last year.  The increase in operating expenses is primarily due to an increase in compensation expenses of $109,654, professional fees of $22,548, travel & entertainment expenses of $10,498, marketing expense of $15,000, rent expense of $6,766, management fees of $5,625 and programming fees of $14,874.

C.

Other income (expense)

Interest income for the three months ended December 31, 2009 was $4,971, a decrease of $20,286 over the same period last year.  The Company ceased accruing interest on the promissory note from Goldberg & Associates, LLC due to pending litigation.

Interest expense for the three months ended December 31, 2009 was $10,842, an increase of $5,646 over the same period last year which is mainly attributable to accrued interest on the convertible debentures.

2.

BUSINESS DEVELOPMENT

The Company is considering th acquisition of an existing collection agency within the next twelve months, and, depending on the operating cash flow at the time, may be able to fund these expenditures without additional capital.  More likely, however, such an acquisition would require the Company to seek additional capital through borrowing or issuance of its securities to one or more investors, most likely in a private negotiated transaction.

The Company is currently continuing to negotiate portfolio trades and forward flow transactions that it believes, if successful, will produce significant operating revenue in the coming fiscal year.

The board of directors has approved and formed on January 11, 2010 a wholly owned subsidiary, NorAm Asset Management, Inc. The Company has become certified with the Securities and Exchange Commission as a Registered Investment Advisor (“RIA”).  The Company anticipates that the management of the new subsidiary will move an existing client base to NorAm Asset Management, Inc. for asset management services.

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

On May 6, 2008 the Company executed an unsecured line of credit demand note with Global Trek, an affiliate of Anthony J. Renteria, in the amount of $100,000 for working capital purposes, of which $90,000 was advanced to the Company, although as of December 31, 2009 all outstanding principal has been repaid to Global Trek. The note bears interest of five percent (5%) annually on the outstanding principal balance.  All principal and interest shall be due in full within thirty (30) days after written notice by the noteholder. The note may be paid in whole or in part without penalty or premium.

On May 6, 2008, the Board authorized the Company to borrow up to $100,000 from Square Rock, an affiliate of Daniel Cofall, of which $11,000 was advanced to the Company at December 31, 2008. As of December 31, 2009 all outstanding principal has been repaid to Square Rock. The borrowing is evidenced by a promissory note bearing an interest of five percent (5%) annually on the outstanding principal balance.  All principal and interest shall be due in full within thirty (30) days written notice by the noteholder. The note may be paid in whole or in part without penalty or premium.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued a standard that established the FASB Accounting Standards CodificationTM ("ASC") and amended the hierarchy of GAAP such that the ASC became the single source of authoritative nongovernmental GAAP. The ASC did not change current GAAP, but was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates. The ASC became effective for us on July 1, 2009. This standard did not have an impact on our financial position, results of operations or cash flows. Throughout the notes to the consolidated financial statements, references that were previously made to various former authoritative GAAP pronouncements have been conformed to the appropriate section of the ASC.

In June 2009, the FASB issued ASC 855 (formerly SFAS 165, Subsequent Events) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but prior to the issuance of financial statements. Specifically, ASC 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for financial statements issued for interim or annual periods ending after June 15, 2009. The Company adopted ASC 855 on June 30, 2009 and considered subsequent events through February 16, 2010. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued ASU No. 2009-5, Measuring Liabilities at Fair Value (“ASU No. 2009-5”). ASU No. 2009-5 provides amendments to ASC 820, for the fair value measurement of liabilities. It requires a reporting entity to measure the fair value of a liability using certain valuation techniques when a quoted price in an active market for the identical liability is not available. A reporting entity is not required to include a separate input or adjustment relating to the existence of a restriction that prevents the transfer of a liability when fair valuing that liability. The amendments in ASU No. 2009-5 also clarify the hierarchy of the fair value measurements to be used for a quoted price in an active market for the identical liability at the measurement date as well as for the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required. The Company adopted ASU No. 2009-5 in the first quarter of fiscal 2010 and there was no material impact to its consolidated financial statements upon adoption.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4T.

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Part II.

OTHER INFORMATION

Item 1.

Legal Proceedings.

(1)

On January 22, 2008, the Company filed an action in the Circuit Court of the 17th Judicial Circuit for Palm Beach County, Florida, styled NorAm Capital Holdings, Inc., as Plaintiff, against Goldberg & Associates, LLC, a Florida limited liability company (“Goldberg LLC”) and Steven D. Goldberg, individually, as Defendants. The Company alleges that on December 17, 2007 it entered into a contract with Goldberg LLC to purchase a portfolio of charged off debt from Goldberg LLC for a purchase price of $431,229.00 and wired funds to Goldberg LLC’s account on that date for the purchase.  However, despite representing and warranting to the Company that it owned the portfolio free and clear of all liens and encumbrances, Goldberg LLC did not in fact  own the portfolio of accounts, and apparently fraudulently diverted the Company’s funds for use as part of a purchase of real estate in Boca Raton, Florida.  Subsequent to the filing of the action, upon demand by the Company, Goldberg LLC executed a promissory note to the Company and granted the Company a mortgage lien on its real estate in Florida.  In the action filed, the Company has sought compensatory damages, pre-judgment interest, costs and attorneys fees from the Defendants in connection with its claims for fraud, conversion and breach of contract.  The Company has also sought to impose a constructive trust over the Florida real estate owned by Goldberg LLC and for an equitable lien on the real estate and against Goldberg LLC, and has asked the court for foreclosure of its mortgage on the real estate, along with costs, attorney fees and such other relief as the court may find appropriate.  On December 2, 2008, a Default Judgment in favor of the Company was granted by the court against Goldberg & Associates, LLC.  Steve Goldberg individually, however has defended on the basis of rights he claims under a lease that predates the Company’s mortgage.  Company’s counsel has been engaged in discovery and is still awaiting permission from the Court for foreclosure of the Company’s lien. However, if the Court permits foreclosure of the Avatar first lien described below, the Company’s interest in the Florida real estate would be eliminated.

(2)

On September 17, 2008, a complaint was filed by Avatar Income Fund II, LLC (“Avatar”) against Goldberg LLC, the Company and others in the 15th Judicial Circuit Court of Palm Beach County Florida.  Avatar alleges that Goldberg LLC defaulted in payment of its mortgage note to Avatar.  The purpose of the suit was to seek foreclosure of the mortgage lien held by Avatar against certain real estate in Boca Raton, Florida owned by Goldberg LLC.  The real estate is same real estate that the Company is asserting its lien upon and seeking foreclosure of in the legal proceeding described  in (1) above.  The Company is named in this Avatar proceeding solely because of the Company’s position as lienholder.  The Company is contesting Avatar’s foreclosure action, asserting that the Company’s lien is equal or superior to Avatar’s lien by reason of Avatar’s negligence and constructive knowledge of the fraud involved in the purchase by Goldberg & Associates, LLC.  On September 2, 2009, a hearing was held and Avatar was granted Final Summary Judgment by the Court, and a foreclosure of Avatar’s first lien position was scheduled for early October 2009.  The Avatar foreclosure did not occur on that date as the Company filed an Emergency Motion to Vacate Final Judgment and Cancel Sale, and Defendant Steve Goldberg individually filed a similar motion to vacate and cancel the sale alleging various acts of consumer fraud against Avatar.  The Court heard arguments regarding these motions on February 12, 2010, but a ruling has not been issued.

Item 1A. Risk Factors

Not required of smaller reporting companies.

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

NORAM CAPITAL HOLDINGS, INC.

Date: February 16, 2010	/s/ Anthony J. Renteria
Anthony J. Renteria
Principal Executive Officer and Director

Date: February 16, 2010	/s/ Daniel M. Cofall
Daniel M. Cofall
Principal Financial Officer and Director