Form 10-Q
period 2010-03-31
NORAM CAPITAL HOLDINGS
filed 2010-05-18
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 – Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from           to _____

Commission File No:  0-2661

NorAm Capital Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	13-1946181
(State of jurisdiction of incorporation)	(IRS Employer Identification No.)

15303 N. Dallas Pkwy, Ste 1030, Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 17, 2010, the issuer had outstanding 14,599,101 shares of Class A common stock, $0.002 par value per share. Transitional Small Business Disclosure Format (Check One):  Yes ☐    No ☒

NORAM CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

Part I - FINANCIAL

Item 1.

 FINANCIAL STATEMENTS

NORAM CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2010	September 30, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$140,508	$390,337
Accounts receivable	2,500	30,912
Interest receivable	96,553	91,707
Note receivable - current portion	26,220	20,714
Debt portfolios held for resale	-	2,383
Prepaid expenses	8,150	16,967
Deferred tax asset - current portion	56,250	21,470
Goldberg receivable (net of allowance of $79,532)	387,765	387,765
Total current assets	717,946	962,255
Notes receivable less current portion	167,623	849,834
Deferred tax asset - long-term	167,259	170,000
Property and equipment (net of accumulated depreciation of $39,662)	76,555	79,872
Total assets	$1,129,383	$2,061,961

LIABILITIES, REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$286,344	$290,869
Accrued liabilities	41,685	10,106
Short-term notes payable and current portion of long term notes payable	113,087	121,189
Loans from shareholders	-	50,400
Total current liabilities	441,116	472,564
Long term liabilities:
Accrued undeclared redeemable preferred series B dividend	-	34,979
Notes payable less current portion	170,246	170,246
Convertible debentures	300,000	300,000
Total long-term liabilities	470,246	505,225
Total liabilities	911,362	977,789

Commitments and contingencies	-	-

Redeemable preferred stock:
Class B, $0.01 par, 1,500,000 shares authorized 1,404,920 shares issued and outstanding, £0.26 per share voluntary liquidation preference ($0.48 per share @ September 30, 2009)	-	671,716

Stockholders’ equity:
Preferred stock:
Class A, $1.00 par, 1,000,000 shares authorized, 243,331 shares issued and outstanding, $1.00 per share involuntary liquidation preference	243,331	243,331
Common stock:
Class A, $0.002 par value, 100,000,000 shares authorized, 14,599,101 shares issued and outstanding	29,199	29,199
Additional paid-in capital	3,177,417	3,177,417
Accumulated deficit	(3,231,926)	(3,037,491)
Total stockholders’ equity	218,021	412,456
Total liabilities, redeemable preferred stock & stockholders’ equity	$1,129,383	$2,061,961

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORAM CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues:
Debt portfolio liquidation revenue	$2,974,144	$2,918,555	$5,865,065	$4,124,540
Debt portfolio collection revenue	-	3,345	-	9,690
Other revenue	26,333	38,993	27,238	34,834
Total revenues	3,000,477	2,960,893	5,892,303	4,169,064

Cost of services:
Finance receivables recovery	-	4,159	2,383	4,159
Liquidated pool recovery	2,807,696	2,782,942	5,530,949	3,959,313
Collection fees	-	837	-	2,423
Commissions	-	3,449	-	4,949
Total cost of services	2,807,696	2,791,387	5,533,332	3,970,844
Gross profit	192,781	169,506	358,971	198,220

Operating expenses:
Compensation expense	152,132	31,123	293,244	62,581
Legal and professional fees	5,625	16,954	70,962	53,170
Other operating expenses	149,019	23,556	248,330	42,086
Total expenses	306,776	71,633	612,536	157,837
Operating income (loss)	(113,995)	97,873	(253,565)	40,383

Other income (expense):
Interest expense	(10,768)	(9,121)	(21,610)	(14,317)
Interest income	5,251	24,701	10,222	49,958
Gain on conversion RLH shares	38,479	-	38,479	-
Total other income (expense)	32,962	15,580	27,091	35,641
Income (loss) before provision (benefit) for income taxes	(81,033)	113,453	(226,474)	76,024
Provision for deferred tax benefit	-	239,360	32,039	239,360
Provision for income taxes	-	(25,848)	-	(25,848)
Net income (loss)	$(81,033)	$326,965	$(194,435)	$289,536
		.

Basic and diluted income (loss) per common share
Net income (loss) attributable to common stockholders – basic	$(0.01)	$0.02	$(0.01)	$0.02
Net income (loss) attributable to common stockholders– diluted	$(0.01)	$0.02	$(0.01)	$0.02

Weighted average number of common shares outstanding:
Basic	14,599,101	14,599,101	14,599,101	14,599,101
Diluted	14,599,101	14,599,101	14,599,101	14,599,101

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORAM CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$(194,435)	$289,536
Adjustments to reconcile net income (loss) from net cash used by operating activities:
Depreciation	6,497	6,284
Provision for deferred income tax	(32,039)	(239,360)
Gain on conversion RLH shares	(34,979)	-
Debt portfolio collection expense	2,383	4,159
Changes in assets and liabilities:
Accounts receivable	28,412	175
Debt portfolios purchased	(5,530,949)	(3,952,824)
Proceeds from sales of debt portfolios	5,530,949	3,952,824
Debt portfolios held for resale	-	29,946
Interest receivable	(4,846)	(24,153)
Prepaid expenses	8,817	-
Accounts payable and accrued liabilities	27,054	4,644
Net cash (used) provided by operating activities	(193,136)	71,231

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(3,180)	-
Collections on notes receivable	4,989	8,928
Net cash (used) provided by investing activities	1,809	8,928

Cash Flows from Financing Activities:
Proceeds from loans from shareholders	-	3,000
Payments on loans from shareholders	(50,400)	(55,000)
Payment on notes payable	(8,102)	(7,199)
Proceeds from issuance of convertible debentures	-	300,000
Proceeds from line of credit	-	190,344
Payments on line of credit	-	(90,344)
Net cash (used) provided by financing activities	(58,502)	340,801

Net increase (decrease) in cash and cash equivalents	(249,829)	420,960

Cash and cash equivalents at beginning of period	390,337	25,317
Cash and cash equivalents at end of period	$140,508	$446,277

Non-cash transactions:
Dividend to stockholders – redeemable preferred class B stock	$-	$-
Issuance of common stock for services	$-	$-

Supplemental cash flow information:
Interest paid

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORAM CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

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

On January 12,  2010, the Company formed NorAm Asset Management, Inc. (“NAM”) a Texas corporation and  a wholly owned subsidiary of  NorAm to provide investment advisory services. NorAm Asset Management, Inc. is a fee based Registered Investment Advisor (“RIA”) providing advisory services to clients. NAM charges clients a percentage management fee based upon the assets under management (“AUM”). NAM does not have custody of assets and is paid for investment advice. The assets are held at a bonded and insured discount broker-dealer,Charles Schwab Institutional, in which NAM maintains a custody-clearing relationship with Charles Schwab Institutional. Trades are executed on the client’s behalf with best execution in mind, and NAM has limited discretion on the accounts in order to execute trades. NorAm Asset Management, Inc. is subject to regulations set forth by the U.S. Securities and Exchange Commission.

BASIS OF PRESENTATION

The unaudited interim financial statements of NorAm Capital Holdings, Inc. and Subsidiaries (“the Company”) for the six months ended March 31, 2010 and 2009 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8-03 of Regulation S-X under the Securities Act of 1933, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) has become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”). The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP. In preparing the financial statements, we have evaluated subsequent events, as defined by ASC 855 for subsequent event accounting through May 17, 2010, which is the date that the financial statements were issued.

The consolidated balance sheet at September 30, 2009 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.The consolidated statements of operations for the six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ended September 30, 2010, or any other future period. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including the Company’s ability to identify and acquire debt portfolios from diverse sources, the ability to identify buyers, the ability of the Company to enter into the debt collection service market, the ability of the Company to attract new asset management clients and the ability to attract advertising and syndication revenue.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the financial statements of NorAm Capital Holdings, Inc. and its wholly-owned subsidiaries, NorAm Media Group, Inc. and NorAm Asset Management, Inc.   All significant inter-company balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At March 31, 2010, the Company had no such investments included in cash and cash equivalents.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes.  Actual results could differ from these estimates and assumptions.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

REVENUE RECOGNITION

The Company has five principal categories of revenue:  debt portfolio collection revenue, debt portfolio liquidation revenue, consulting fee revenue,  advertising revenue and asset management revenues.  Debt portfolio collection revenue is money collected from debtors on the defaulted accounts. Collection is through licensed third party collection agencies that the Company uses to collect portfolios; in the future, once the Company has established its in-house collection capabilities, the Company may make these collection efforts itself, or through a licensed subsidiary or affiliate. The portfolio collection revenues may pertain to portfolios owned by others, in which case the collection function is performed by the Company as a service for the owner of the portfolio in exchange for a portion of the funds collected, or it may relate to the outright collecting of debt portfolios owned by the Company.

Debt portfolio liquidation revenue is money the Company receives from reselling a portfolio of debt to another debt buyer.  Portfolio liquidation revenue may come from either of two types of transactions: a purchase and almost immediate resale transaction, with no collection activity against account debtors while the Company owns the portfolio, or portfolio liquidation revenue may come from resale of remaining uncollected accounts in a portfolio that the Company has owned and collected for some period of time. For transactions with immediate purchase and resale, the Company reports revenues at the gross amount of the sales contract and the corresponding purchases as cost of sales in accordance with Financial Accounting Standards Board (FASB) Concepts Statement No.6, Elements of Financial Statements (CON6).

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

Asset management revenues are fees charged to manage the financial assets of individual clients.  Clients are charged a quarterly fee, billed in advance on the first day of each fiscal quarter.  The Company recognizes asset management revenue as the services are provided at the end of each fiscal quarter and pro-rates fees for clients who place assets for management intra-quarter.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, or ASU No. 2010-06. ASU No. 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s results of operations or financial condition for the quarter ended March 31, 2010.

In February 2010, the FASB issued ASU 2010-09,“Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company’s consolidated financial position or results of operations.

In March 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations.

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

Significant management judgment is required in determining the provision for income taxes and the recoverability of deferred tax assets.  Such determination is based on historical taxable income, with consideration given to estimates of future taxable income and the period over which deferred tax assets will be recoverable.  Due to earnings during the last year and estimated future earnings, the Company expects full realization of net operating loss carryforwards and therefore no valuation allowance has been recorded at March 31, 2010. The Company recorded $32,039 of deferred tax assets in the six months ended March 31, 2010.

In accordance with ASC 740-10, the Company classifies interest as a component of income tax expense.  The implementation of ASC 740-10 had no impact on the Company’s consolidated financial statements, and no interest and penalties related to uncertain tax positions were accrued for the six months ended March 31, 2010.

NOTES RECEIVABLE

The Company has two notes receivable as of March 31, 2010.

One is a promissory note in the amount of $250,000 from a purchasing group made up of Paul Barham, Clive Russell, Geoffrey Dart, and Apsley Estates, Ltd. (collectively, the “Buying Group”) that purchased the Company’s subsidiaries, including Hotel Management Group, Inc. (“HMG”) and other hospitality assets, on September 29, 2006. The makers of the note are Paul Barham, Clive Russell, Geoffrey Dart and Apsley Estates, who are held jointly and severally liable.  The note is collateralized by the shares of HMG. The note bears interest at 10% per annum and is amortized quarterly with the final payment being due September 30, 2016.  This note is pledged by the Company as collateral to secure the Company’s obligations on three notes payable by the Company that total $225,000. The note balance at March 31, 2010 is $193,843.

The second is a promissory note in the amount of $439,000 from Goldberg & Associates, LLC and Steven Goldberg individually.  The note bears interest at 18% per annum, accruing from February 5, 2008 on the outstanding principal balance, and a second lien mortgage has been signed by Goldberg & Associates, LLC with respect to certain real estate in Boca Raton, Florida to secure the note.   The note has matured and remains unpaid.  The note is currently in default status, and, due to the cost of recovering the principal of the note, an allowance of $79,532 was created.  In addition, accrued legal expenses of $28,298 has been accrued on the note in accordance with the civil lawsuit filed.  The Company has sued to foreclose its lien, and the first lienholder has also sued to foreclose the first lien on the property.  NorAm ceased accruing interest after the third quarter of 2009 due to the pending litigation.  See Part II, Item 1, Legal Proceedings.

The Company had a loan note due from Red Leopard Holdings, plc (“RLH”), received by the Company as the final consideration for the sale of HHE.  The loan note was valued at £421,874, or $671,716 at September 30, 2009.  The note bore interest at 3% per annum payable annually which began on March 31, 2007, on the outstanding principal balance. Any interest or principal proceeds received under this loan agreement were effectively dividend obligations of the Class B Redeemable Preferred shares and are payable when declared but generally not later than the full liquidation of the RLH note.  The note, due in full on March 31, 2015, was convertible into RLH common stock at the mid-market price on the day of conversion at the option of RLH. The Company considered its position to be similar to that of a fiduciary and, as such, did not recognize income from the interest proceeds.

RLH proposed, and the Company agreed, subject to receiving written consents from the holders of a majority in interest of the Class B Redeemable Preferred shares, to redeem the loan note in exchange for ten percent (10%) of the common shares of RLH.  The RLH common shares received by the Company are in the process of being distributed to the Class B Redeemable Preferred shareholders.

In consideration of this redemption, RLH agreed to forgive the accrued dividend payable of $34,979, resulting in a one-time increase in Other Income.

LINE OF CREDIT

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006. The full $100,000 was drawn on November 14, 2008, for working capital purposes.  The daily outstanding line of credit balance bears interest at the annual rate of prime plus 1%, and interest is payable monthly.  As of March 31, 2010, no payments have been made to reduce the outstanding line of credit.

NOTES PAYABLE

At the end of April 2007 and at the beginning of May 2007, the Company entered into three virtually identical $75,000 installment loan agreements with three private individuals. The aggregate loan amount of $225,000 was used for working capital for the purchase of defaulted debt obligations. These notes bear interest at the annual rate of 12% and are payable in quarterly installments of principal and interest of $3,245 each which began June 30, 2007. The notes are payable in full on June 30, 2010.  These notes are secured by the $250,000 note receivable from the Buying Group and its collateral. The balance of these notes at March 31, 2010 is $183,333.

NOTES PAYABLE-RELATED PARTIES

On May 6, 2008 the Company executed a line of credit demand note with Global Trek., an affiliate of Anthony J. Renteria, in the amount of $100,000 for working capital purposes, of which $90,000 was advanced by Global Trek to the Company during the fiscal year ended September 30, 2008.  The borrowings are evidenced by the promissory notes bearing interest at an annual rate of interest of 5% on the outstanding principal balance. All principal and interest shall be due in full within thirty (30) days written notice by the note holder. The note may be paid in whole or in part without penalty or premium. As of March 31, 2010 all outstanding principal has been repaid to Global Trek.

Similarly, on May 6, 2008, the Board authorized the Company to borrow up to $100,000 from Square Rock, an affiliate of Daniel Cofall, on a line of credit demand note bearing 5% interest, if such borrowings are necessary for working capital purposes, which aggregated $11,000 at December 31, 2008.  As of March 31, 2010 all outstanding principal has been repaid to Square Rock.

CONVERTIBLE DEBENTURES

On March 24th, 2009, the Company entered into two virtually identical $150,000 convertible debenture agreements with two private individuals.  The convertible debentures accrue interest at 5% per annum payable semi-annually on July 1 and December 1 of each year with a maturity date of May 24, 2024.  The holders at any time may convert the principal of the debentures into Class A Common Stock at a rate of 8.587703 shares for each $1.00 of principal converted.

PREFERRED STOCK

Class A Preferred Stock, $1.00 par value per share, is non-voting, non-convertible and pays a 10% annual non-cumulative dividend. The Company has the right, but not the obligation, to redeem the shares at any time at par value and each share has a $1.00 liquidation preference.

Class B Preferred Stock, $0.01 par value per share, was non-voting and redeemable by the Company.  These shares are uncertificated and have dividend preferences and redemption rights that have the effect of passing certain economic benefits to shareholders that the Company receives from a promissory note made by RLH in the amount of £421,874 (approximately US$671,716 at September 30, 2009).  See Note Receivable note.

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

SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after March 31, 2010 through the filing date of this document and did not have any material recognizable and unrecognizable subsequent events.

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

The following discussion is designed to provide a better understanding of significant trends related to our consolidated financial condition and consolidated results of operations. The discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our 2009 Form 10-K.

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

Expected Purchase of Assets or Equipment

Until the Company acquires or builds a debt collection call center, it does not expect major new purchases of assets or equipment. If a debt collection call center is being acquired or developed, the Company would acquire computer servers, workstations, telephone equipment, debt collection and management software, and security equipment for the collectors.  The expected cost for the equipment is undetermined at this time, but would likely be several hundred thousand dollars.

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

As a result of beginning operations of NAM, the Company has hired a new Chief Executive Officer for NAM.  Daniel Stewart, a current board member of NorAm, joined NAM on February 1, 2010 as a full time employee.

OPERATIONS

A.

Revenues

Revenue for the six months ended March 31, 2010 was $5,892,303, an increase of $1,723,239 over the same period last year.  Cost of revenues for the six months ended March 31, 2010 was $5,533,332, an increase of $1,562,488 over the same period last year.  Gross profit for the period was $358,971, or 6% of revenues.

B.

Operating expenses

Total operating expenses for the six months ended March 31, 2010 was $612,536, an increase of $454,699 over the same period last year.  The increase in operating expenses is primarily due to an increase in compensation expenses of $230,663, professional fees of $17,792, travel & entertainment expenses of $11,283, marketing expense of $30,000, rent expense of $25,594, management fees of $15,000 and programming fees of $31,362.

C.

Other income (expense)

Interest income for the six months ended March 31, 2010 was $10,222, a decrease of $39,736 over the same period last year.  The Company ceased accruing interest on the promissory note from Goldberg & Associates, LLC due to pending litigation.

Interest expense for the six months ended March 31, 2010 was $21,610, an increase of $7,293 over the same period last year which is mainly attributable to accrued interest on the convertible debentures.

In addition, accrued dividends payable were reduced by $34,979 as a result of the exchange of the Class B Redeemable Preferred shares for the loan note in exchange for ten percent (10%) of the common shares of RLH.

2.

BUSINESS DEVELOPMENT

The Company is considering the acquisition of an existing collection agency within the next twelve months, and, depending on the operating cash flow at the time, may be able to fund these expenditures without additional capital.  More likely, however, such an acquisition would require the Company to seek additional capital through borrowing or issuance of its securities to one or more investors, most likely in a private negotiated transaction.

The Company is currently continuing to negotiate portfolio trades and forward flow transactions that it believes, if successful, will produce significant operating revenue in the coming fiscal year.

The board of directors approved and formed on January 11, 2010 a wholly owned subsidiary, NorAm Asset Management, Inc. (“NAM”).  The Company was certified with the Securities and Exchange Commission as a Registered Investment Advisor (“RIA”).

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

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CRITICAL ACCOUNTING POLICIES

A discussion of the Company’s critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2009.  There were no significant changes to these policies in the six months ended March 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, or ASU No. 2010-06. ASU No. 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s results of operations or financial condition for the quarter ended March 31, 2010.

In February 2010, the FASB issued ASU 2010-09,“Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company’s consolidated financial position or results of operations.

In March 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4T.

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.

OTHER INFORMATION

Item 1.

Legal Proceedings.

(1)

On January 22, 2008, the Company filed an action in the Circuit Court of the 17th Judicial Circuit for Palm Beach County, Florida, styled NorAm Capital Holdings, Inc., as Plaintiff, against Goldberg & Associates, LLC, a Florida limited liability company (“Goldberg LLC”) and Steven D. Goldberg, individually, as Defendants. The Company alleges that on December 17, 2007 it entered into a contract with Goldberg LLC to purchase a portfolio of charged off debt from Goldberg LLC for a purchase price of $431,229.00 and wired funds to Goldberg LLC’s account on that date for the purchase.  However, despite representing and warranting to the Company that it owned the portfolio free and clear of all liens and encumbrances, Goldberg LLC did not in fact  own the portfolio of accounts, and apparently fraudulently diverted the Company’s funds for use as part of a purchase of real estate in Boca Raton, Florida.  Subsequent to the filing of the action, upon demand by the Company, Goldberg LLC executed a promissory note to the Company and granted the Company a mortgage lien on its real estate in Florida.  In the action filed, the Company has sought compensatory damages, pre-judgment interest, costs and attorneys fees from the Defendants in connection with its claims for fraud, conversion and breach of contract.  The Company has also sought to impose a constructive trust over the Florida real estate owned by Goldberg LLC and for an equitable lien on the real estate and against Goldberg LLC, and has asked the court for foreclosure of its mortgage on the real estate, along with costs, attorney fees and such other relief as the court may find appropriate.  On December 2, 2008, a Default Judgment in favor of the Company was granted by the court against Goldberg & Associates, LLC.  Steve Goldberg individually, however has defended on the basis of rights he claims under a lease that predates the Company’s mortgage.  The Company has been successful in forcing Goldberg Associates, LLC and Steve Goldberg into Chapter 7, involuntary bankruptcy.  Company’s counsel has been successful in combining the bankruptcy cases of Goldberg & Associates and Steven Goldberg individually.  The Company is engaged in discovery and is in discussions with the bankruptcy trustee as to the Company’s position of setting aside the first lien.  It is up to the trustee to subordinate the first lien and accept the Company’s second lien as superior.  However, if the trustee permits foreclosure of the Avatar first lien described below, the Company’s interest in the Florida real estate would be eliminated.

(2)

On September 17, 2008, a complaint was filed by Avatar Income Fund II, LLC (“Avatar”) against Goldberg LLC, the Company and others in the 15th Judicial Circuit Court of Palm Beach County Florida.  Avatar alleges that Goldberg LLC defaulted in payment of its mortgage note to Avatar.  The purpose of the suit was to seek foreclosure of the mortgage lien held by Avatar against certain real estate in Boca Raton, Florida owned by Goldberg LLC.  The real estate is same real estate that the Company is asserting its lien upon and seeking foreclosure of in the legal proceeding described  in (1) above.  The Company is named in this Avatar proceeding solely because of the Company’s position as lienholder.  The Company is contesting Avatar’s foreclosure action, asserting that the Company’s lien is equal or superior to Avatar’s lien by reason of Avatar’s negligence and constructive knowledge of the fraud involved in the purchase by Goldberg & Associates, LLC.  On September 2, 2009, a hearing was held and Avatar was granted Final Summary Judgment by the Court, and a foreclosure of Avatar’s first lien position was scheduled for early October 2009.  The Avatar foreclosure did not occur on that date as the Company filed an Emergency Motion to Vacate Final Judgment and Cancel Sale, and Defendant Steve Goldberg individually filed a similar motion to vacate and cancel the sale alleging various acts of consumer fraud against Avatar.  The Court heard arguments regarding these motions on February 12, 2010.  The Court later ruled in favor of Avatar.  Based upon this ruling, the Company pursued and was granted the involuntary Chapter 7 bankruptcy discussed above.

Item 1A. Risk Factors

Not required of smaller reporting companies.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 3.

Defaults Upon Senior Securities.

NONE

Item 4.

(Removed and Reserved).

Not applicable.

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

NORAM CAPITAL HOLDINGS, INC.

Date: May 17, 2010	/s/ Anthony J. Renteria
Anthony J. Renteria
Principal Executive Officer and Director

Date: May 17, 2010	/s/ Daniel M. Cofall
Daniel M. Cofall
Principal Financial Officer and Director