Form 10-K/A
period 2009-09-30
NORAM CAPITAL HOLDINGS
filed 2010-05-28
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 26, 2010 was $117,289 (computed by multiplying the closing sales price for our common stock on such date by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant’s outstanding common stock.  This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such people are affiliates of the registrant).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  The number of shares of the registrant's Class A, $.002 par value Common Stock outstanding as of May 26, 2010 was 14,599,101.

Explanatory Note:

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of NorAm Capital Holdings, Inc. (“Company”) in its entirety for the year ended September 30, 2009, originally filed with the Securities and Exchange Commission on December 29, 2009.  This Amendment provides the information required by Item 308T of Regulation S-K, Item 9A, Annual Report on Internal Control over Financial Accounting, which was not included in the original filing.

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

Risks Related To Our Business

Because we have a relatively short operating history in the debt trading, debt collection management and receivables management business, it is difficult to evaluate our future prospects and this increases the risk of your investment .

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

availability of debt portfolios from issuers to purchase;

the amount of debt charged off that month by an issuer; often debt portfolios are sold on a “forward flow” basis and the amount of debt sold varies monthly depending on how much the debt issuer decides to charge off for that period;

entering or exiting major contracts to purchase and sell debt from issuers or other debt resellers;

regulatory changes; and

general economic conditions and economic conditions specific to our industry.

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

quarterly variations in our operating results;

operating results that vary from the expectations of management, securities analysts and investors;

changes in expectations as to our business, prospects, financial condition, and results of operations;

announcements by us or our competitors regarding material developments;

the operating and securities price performance of other companies that investors believe are comparable to us;

future sales of our equity or equity-related securities;

changes in general conditions in our industry and in the economy, the financial markets and the domestic or international political situation;

departures of key personnel; and

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

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006. The full $100,000 was drawn on November 14, ,  2008, for working capital purposes. The daily outstanding line of credit balance bears interest at the annual rate of prime plus 1%, and interest  is payable monthly. As of September 30, 2009 no payments have been made to reduce the outstanding line of credit.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this annual report on Form 10-K.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual Consolidated Financial Statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

NorAm’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria established in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other revenue for the year ending September 30, 2008 represents consulting fees passed through to the Corporation by Dan Cofall, Executive Vice-President and CFO for his services to Biz Radio as an on air personality providing economic and financial analysis of the markets and news items.  This agreement was canceled on August 15 th  2008 and all monies owed to the Company have been received.

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

b)

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

NORAM CAPITAL HOLDINGS, INC.

By: /s/ Anthony J. Renteria
Anthony J. Renteria
Date: May 28, 2010	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons comprising the majority of the current Directors on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel M. Cofall	Date: May 28, 2010
Daniel M. Cofall	Date
Director

/s/ Anthony J. Renteria	Date: May 28, 2010
Anthony J. Renteria	Date
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

The final is a promissory note in the amount of $439,000 from Goldberg & Associates, LLC and Steven Goldberg individually.  The note bears interest at 18% per annum, accruing from February 5 th , 2008 on the outstanding principal balance, and a mortgage has been signed by Goldberg & Associates, LLC with respect to certain real estate in Boca Raton, Florida to secure the note.  The note has matured and remains unpaid.  The note is currently in default status and due to the cost of recovering the principal of the note, an allowance of $79,532 was created.  In addition, accrued legal expenses of $28,298 have been accrued on the note in accordance with the civil lawsuit filed.  NorAm ceased accruing interest after the third quarter of 2009 due to the pending litigation described in Note L.

D.       Line of Credit

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006. The full $100,000 was drawn on November 14, ,  2008, for working capital purposes.  The daily outstanding line of credit balance bears interest at the annual rate of prime plus 1%, and interest  is payable monthly.  As of September 30, 2009 no payments have been made to reduce the outstanding line of credit.

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

On September 17, 2008, a complaint was filed by Avatar Income Fund II, LLC (“Avatar”) against Goldberg LLC, the Company and others in the 15 th  Judicial Circuit Court of Palm Beach County Florida.  Avatar alleges that Goldberg LLC defaulted in payment of its mortgage note to Avatar. The purpose of the suit was to seek foreclosure of  the mortgage lien held by Avatar against certain real estate in Boca Raton, Florida owned by Goldberg LLC.  The real estate is same real estate that the Company is asserting its lien upon and seeking foreclosure of in the legal proceeding described  in (1) above. The Company is named in this Avatar proceeding solely because of the Company’s position as lienholder. The Company is contesting Avatar’s foreclosure action, asserting that the Company’s lien is equal or superior to Avatar’s lien by reason of Avatar’s negligence and constructive knowledge of the fraud involved in the purchase by Goldberg & Associates, LLC.  On September 2, 2009, a hearing was held and Avatar was granted Final Summary Judgment by the Court, and a foreclosure of Avatar’s first lien position was scheduled for early October 2009. The Company filed an Emergency Motion to Vacate Final Judgment and Cancel Sale, and Defendant Steve Goldberg individually filed a similar motion to vacate and cancel the sale alleging various acts of consumer fraud against Avatar. The Court granted defendant Goldberg’s motion, and the foreclosure sale has not occurred pending ruling on Goldberg’s claims.

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