Form 10-Q/A
period 2009-12-31
NORAM CAPITAL HOLDINGS
filed 2010-05-28
CIK 45694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10 – Q/A

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

Accelerated filer

☐

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 16, 2010, the issuer had outstanding 14,599,101 shares of Class A common stock, $0.002 par value per share. Transitional Small Business Disclosure Format (Check One):  Yes  ☐     No  ☒

Explanatory Note:

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Annual Report on Form 10-Q of NorAm Capital Holdings, Inc. (“Company”) in its entirety for the quarter ended December 31, 2010, originally filed with the Securities and Exchange Commission on February 16, 2010.  This Amendment provides the information required by Item 308T(b) of Regulation S-K, Item 4T,  Quarterly Report on Internal Control and Procedures, which was not included in the original filing.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued a standard that established the FASB Accounting Standards Codification TM  ("ASC") and amended the hierarchy of GAAP such that the ASC became the single source of authoritative nongovernmental GAAP. The ASC did not change current GAAP, but was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates. The ASC became effective for us on July 1, 2009. This standard did not have an impact on our financial position, results of operations or cash flows. Throughout the notes to the consolidated financial statements, references that were previously made to various former authoritative GAAP pronouncements have been conformed to the appropriate section of the ASC.

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

LINE OF CREDIT

The Company has a $100,000 line of credit pursuant to an agreement, which was entered into with Chase Bank, NA on December 1, 2006. The full $100,000 was drawn on November 14 ,  2008, for working capital purposes.   The daily outstanding line of credit balance bears interest at the annual rate of prime plus 1%, and interest is payable monthly.   As of December 31, 2009 no payments have been made to reduce the outstanding line of credit.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued a standard that established the FASB Accounting Standards Codification TM  ("ASC") and amended the hierarchy of GAAP such that the ASC became the single source of authoritative nongovernmental GAAP. The ASC did not change current GAAP, but was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates. The ASC became effective for us on July 1, 2009. This standard did not have an impact on our financial position, results of operations or cash flows. Throughout the notes to the consolidated financial statements, references that were previously made to various former authoritative GAAP pronouncements have been conformed to the appropriate section of the ASC.

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

Item 4T.

CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of December 31,2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009.  There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act, during the Company’s quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NORAM CAPITAL HOLDINGS, INC.

Date: May 28, 2010	/s/ Anthony J. Renteria
Anthony J. Renteria
Principal Executive Officer and Director

Date: May 28, 2010	/s/ Daniel M. Cofall
Daniel M. Cofall
Principal Financial Officer and Director